Form 10-Q
period 2017-03-31
AquaBounty Technologies, Inc.
filed 2017-05-09
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission file number: 001-36426

AquaBounty Technologies, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	04-3156167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Mill & Main Place, Suite 395
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
  Yes  ☐    No  ☐       N/A
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐    No  ☑
At May 1, 2017, the registrant had 8,895,094 Common Shares outstanding.

PART 1. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,472,604	$3,324,609
Certificate of deposit	10,749	10,666
Other receivables	92,455	164,743
Inventory	101,046	—
Prepaid expenses and other current assets	264,228	72,983
Total current assets	25,941,082	3,573,001

Property, plant and equipment, net	2,199,311	1,723,707
Definite-lived intangible assets, net	195,273	198,698
Indefinite-lived intangible assets	191,800	191,800
Other assets	21,628	21,628
Total assets	$28,549,094	$5,708,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$784,662	$1,017,851
Current debt	18,249	17,913
Total current liabilities	802,911	1,035,764

Long-term debt	2,786,839	2,645,015
Total liabilities	3,589,750	3,680,779

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
8,885,009 (2016: 6,463,936) shares outstanding	8,885	6,464
Additional paid-in capital	126,580,621	101,581,724
Accumulated other comprehensive loss	(300,558)	(286,272)
Accumulated deficit	(101,329,604)	(99,273,861)
Total stockholders’ equity	24,959,344	2,028,055

Total liabilities and stockholders’ equity	$28,549,094	$5,708,834
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Costs and expenses
Sales and marketing	$208,288	$201,377
Research and development	720,022	815,257
General and administrative	1,120,788	779,525
Total costs and expenses	2,049,098	1,796,159

Operating loss	(2,049,098)	(1,796,159)

Other income (expense)
Gain on disposal of equipment	—	2,861
Interest expense	(5,280)	(24,306)
Other income (expense), net	(1,365)	(1,373)
Total other income (expense)	(6,645)	(22,818)

Net loss	$(2,055,743)	$(1,818,977)

Other comprehensive loss:
Foreign currency translation loss	(14,286)	(96,993)
Total other comprehensive loss	(14,286)	(96,993)

Comprehensive loss	$(2,070,029)	$(1,915,970)

Basic and diluted net loss per share	$(0.24)	$(0.35)
Weighted average number of common shares -
basic and diluted	8,400,795	5,248,306

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2016	6,463,936	$6,464	$101,581,724	$(286,272)	$(99,273,861)	$2,028,055

Net loss					(2,055,743)	(2,055,743)
Other comprehensive loss				(14,286)		(14,286)
Issuance of common stock, net of expenses	2,421,073	2,421	24,986,836			24,989,257
Share based compensation	—	—	12,061			12,061
Balance at March 31, 2017	8,885,009	$8,885	$126,580,621	$(300,558)	$(101,329,604)	$24,959,344
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating activities
Net loss	$(2,055,743)	$(1,818,977)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	46,873	31,588
Share-based compensation	12,061	59,912
Gain on disposal of equipment	—	(2,861)
Changes in operating assets and liabilities:
Other receivables	72,445	19,273
Inventory	(101,046)	—
Prepaid expenses and other assets	(191,015)	(211,053)
Accounts payable and accrued liabilities	(287,597)	(33,187)
Net cash used in operating activities	(2,504,022)	(1,955,305)

Investing activities
Purchase of property, plant and equipment	(457,223)	(11,523)
Proceeds from sale of equipment	—	2,861
Payment of patent costs	—	(4,197)
Net cash used in investing activities	(457,223)	(12,859)

Financing activities
Proceeds from issuance of debt	125,758	—
Repayment of term debt	(4,563)	—
Proceeds from the issuance of convertible debt	—	2,500,000
Proceeds from the issuance of common stock, net	24,989,257	—
Net cash provided by financing activities	25,110,452	2,500,000

Effect of exchange rate changes on cash and cash equivalents	(1,212)	3,832
Net change in cash and cash equivalents	22,147,995	535,668
Cash and cash equivalents at beginning of period	3,324,609	1,313,421
Cash and cash equivalents at the end of period	$25,472,604	$1,849,089

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$5,280	$—
Acquisition of equipment through vendor payables	$54,297	$—
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the three months ended March 31, 2017 and 2016 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins (AFPs). In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
In 2015, the Parent obtained approval from the US Food and Drug Administration (the “FDA”) for the production, sale, and consumption of its AquAdvantage Salmon product in the United States.
In 2016, the Parent obtained approval from Health Canada, the department of the government of Canada responsible for national public health, for the sale and consumption of its AquAdvantage Salmon product in Canada. Previously, in 2013, the Parent obtained approval from Environment Canada, the agency of the government of Canada responsible for regulating environmental policies and issues, for the production of the product.
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
2. Basis of presentation
The unaudited interim consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned subsidiaries, AQUA Bounty Canada Inc.; AquaBounty Panama, S. de R.L.; AquaBounty Farms, Inc.; and AquaBounty Brasil Participacoes Ltda. All inter-company transactions and balances have been eliminated upon consolidation.
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2016. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2017, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
On January 5, 2017, the Company implemented a 1-for-30 reverse share split of its outstanding common shares. All share balances in the unaudited interim consolidated financial statements and accompanying notes have been restated to reflect this change.
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

Inventory
The Company has adopted Accounting Standards Update 2015-11 “Inventory - Simplifying the Measurement of Inventory.” The main provision of the guidance is that an entity should measure inventory at the lower of cost or net realizable value (“NRV”), where NRV is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
During the quarter ended March 31, 2017, management identified a market for certain of the livestock inventory in Panama. As a result, the Company’s balance sheet reflects $59,041 of livestock inventory and $42,005 of feed as of March 31, 2017. Livestock inventory is reflected on the consolidated balance sheet at the lower of cost or NRV. Cost is determined based on a calculation that takes into consideration total biomass, expected yield, and direct and indirect costs incurred. Feed inventory represents the average cost of purchased feed on hand at period end that is utilized to grow and sustain the livestock.
Liquidity and Management’s Plan
In January 2017, the Company completed an equity subscription with Intrexon Corporation (“Intrexon”), the Parent’s majority shareholder, resulting in net proceeds of $25 million. Management believes that this will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements through at least May 2018.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $274,089 at March 31, 2017.
Financial instruments
The carrying amounts reported in the consolidated balance sheets for other receivables and accounts payable approximate fair value based on the short-term maturity of these instruments. The carrying value of term debt approximates its fair value since it provides for market terms and interest rates.
Included in other assets is a long-term investment that consists of 216,281 shares of common stock of A/F Protein, Inc. (“AFP”), equating to less than 1% ownership, with a cost basis of $21,628, which the Company believes to be the best estimate of market value.

4. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2017	2016
Land	$177,235	$157,107
Building and improvements	2,214,138	1,714,166
Equipment	1,046,618	1,037,549
Office furniture and equipment	79,089	78,780
Vehicles	27,439	27,201
Total property and equipment	$3,544,519	$3,014,803
Less accumulated depreciation and amortization	(1,345,208)	(1,291,096)
Property, plant and equipment, net	$2,199,311	$1,723,707
Depreciation and amortization expense was $43,447 and $28,253 for the three months ended March 31, 2017 and 2016, respectively.
Included in Buildings and Improvements is $765 thousand of construction in progress for renovation and new construction costs incurred at our Rollo Bay farm site. The Company currently has an additional $900 thousand committed to these renovations.
5. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	March 31,	December 31,
	2017	2016
Accounts payable	$267,194	$161,768
Accrued payroll including vacation	208,721	242,436
Accrued professional fees	137,066	500,430
Accrued research and development costs	89,279	87,751
Accrued taxes	51,400	22,994
Accrued other	31,002	2,472
Accounts payable and accrued liabilities	$784,662	$1,017,851
6. Debt
The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	March 31, 2017	December 31, 2016
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,154,514	$2,135,846
ACOA term loan (C$164,497)	0%	C$3,120	June 2026	123,407	—
Finance PEI term loan (C$717,093)	4%	C$4,333	July 2021	527,167	527,082
Total debt				$2,805,088	$2,662,928
less: current portion				(18,249)	(17,913)
Long-term debt				$2,786,839	$2,645,015

Principal payments due on the Finance PEI term loan debt are as follows:

Year	FPEI[1]
2017	$13,548
2018	18,806
2019	19,572
2020	20,368
2021	454,873
Total	$527,167

1.	The amounts due under the ACOA AIF grant and term loan debt are not included in the maturity schedule above due to the uncertainty of the timing of repayment.
Atlantic Canada Opportunities Agency (“ACOA”)
ACOA is a Canadian government agency that provides funding to support the development of businesses and to promote employment in the Atlantic region of Canada.
In January 2009, the Canadian Subsidiary was awarded a grant from ACOA to provide a contribution towards the funding of a research and development project. The total amount claimed under the award over the five-year claim period was $2,154,514. No further funds are available under this grant. Amounts claimed by the Canadian Subsidiary must be repaid in the form of a 10% royalty on any products that are commercialized out of this research project, until the loan is fully repaid. The first scheduled repayment was June 30, 2015, and subsequent repayments are due annually until the full balance of the contributed funds is paid. The Company has not generated any revenue from the sale of products related to this research, and therefore no repayments have been made.
In February 2016, the Canadian Subsidiary executed an agreement with ACOA to partially finance the renovations to the Rollo Bay site. The terms of the agreement include funding up to $253,000 with repayment commencing after the final draw-down of the funds. The loan term is nine years with a zero percent interest rate. The Canadian Subsidiary has drawn down $123,407 as of March 31, 2017.
Finance PEI (“FPEI”)
FPEI is a corporation of the Ministry of Economic Development and Tourism for Prince Edward Island, Canada, and administers business financing programs for the provincial government. In August 2016, the Canadian Subsidiary obtained a loan from FPEI in the amount of $547,142 to partially finance the purchase of the assets of the former Atlantic Sea Smolt plant in Rollo Bay West on Prince Edward Island. The loan is being repaid through monthly payments of principal and interest with a balloon payment for the balance due in July 2021. The loan is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. The loan is guaranteed by the Parent.
The Company recognized interest expense of $5,270 and $24,306 for the three months ended March 31, 2017 and 2016, respectively, on its interest-bearing debt.
7. Stockholders’ equity
The Company is presently authorized to issue up to 240 million shares of stock, of which 40 million are authorized as preferred stock and 200 million as common stock.
Common stock
The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders. Dividends and distribution of assets of the Company in the event of liquidation are subject to the preferential rights of any outstanding preferred shares. At March 31, 2017, the Company had reserved 185,591 shares of common stock for the exercise of options.
Recent issuances
In January 2017, the Company closed an equity subscription of approximately $25 million with Intrexon for 2,421,073 common shares at a price of $10.326 per share.

In December 2016, the Company issued 1,212,908 shares of common stock upon the conversion of the outstanding principal and accrued interest of $10.4 million on a convertible debt facility the Company entered into with Intrexon on February 22, 2016 (the “Convertible Debt”).
Restricted stock
The Company grants restricted common stock to the Chairman of the Board of Directors as part of his compensation package. Generally, the shares are fully vested upon the third anniversary of the grant date. Unvested shares can be cancelled upon termination of the Chairman’s services.
A summary of the Company’s unvested shares of restricted stock as of March 31, 2017, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2016	4,169	$7.72
Granted	—	—
Vested	(687)	7.14
Unvested at March 31, 2017	3,482	$7.84
During the three months ended March 31, 2017 and 2016, the Company expensed $4,905 and $3,356, respectively, related to the Chairman’s restricted stock awards. At March 31, 2017, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $27,289. The period over which the unearned share-based compensation is expected to be earned is approximately two years.
Stock options
In 2006, the Company established the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provided for the issuance of incentive stock options to employees of the Company and non‑qualified stock options and awards of restricted and direct stock purchases to Directors, officers, employees, and consultants of the Company. In accordance with its original terms, no further shares may be granted under the 2006 Plan subsequent to March 18, 2016. All outstanding awards under the 2006 Plan will continue until their individual termination dates.
In March 2016, the Company’s Board of Directors adopted the AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2006 Plan. The 2016 Plan provides for the issuance of incentive stock options, non‑qualified stock options, and awards of restricted and direct stock purchases to Directors, officers, employees, and consultants of the Company. The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2016 Plan cannot exceed 450,000. The 2016 Plan was approved by the Company’s shareholders at its Annual Meeting on April 26, 2016. As of March 31, 2017, no awards have been granted under the 2016 Plan.
The Company’s option activity under the 2006 Plan is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2016	185,591	$7.89
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2017	185,591	$7.89
Exercisable at March 31, 2017	183,840	$7.90
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non‑employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
There were no stock options granted or exercised during the three months ended March 31, 2017. The total intrinsic value of all options outstanding was $936,575 and $602,773 at March 31, 2017, and December 31, 2016, respectively. The total intrinsic value of exercisable options was $928,713 and $597,872 at March 31, 2017, and December 31, 2016, respectively.

The following table summarizes information about options outstanding and exercisable at March 31, 2017:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average price of outstanding and exercisable options
$3.30	87,671	2.3	87,671
$3.60	800	5.3	800
$5.70	10,336	7.9	9,883
$6.90	29,038	4.3	27,740
$7.50	15,837	6.1	15,837
$9.60	8,300	8.4	8,300
$9.90	800	1.3	800
$10.50	1,600	6.3	1,600
$10.80	2,400	7.3	2,400
$19.50	2,554	0.2	2,554
$23.40	26,255	6.8	26,255
	185,591		183,840	$7.90
Total share-based compensation on stock-option grants amounted to $7,156 and $56,556 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the balance of unearned share‑based compensation to be expensed in future periods related to unvested share‑based awards is $6,355. The period over which the unearned share‑based compensation is expected to be earned is approximately one year.
8. Commitments and contingencies
The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
There have been no material changes to the commitments and contingencies disclosed in our annual report on Form 10-K as of and for the year ended December 31, 2016.
9. Related Party Collaboration Agreement
In February 2013, the Company entered into an Exclusive Channel Collaboration agreement (“ECC”) with Intrexon pursuant to which the Company will use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional genetically modified traits in finfish for human consumption.
Total Intrexon service costs incurred under the terms of this agreement for the three months ended March 31, 2017 and 2016, amounted to $181,500 and $239,688, respectively, and are included as a component of research and development expense in Consolidated Statements of Operations and Comprehensive Loss. Included in accounts payable and accrued liabilities at March 31, 2017, and December 31, 2016, are amounts due to Intrexon under the ECC totaling $55,000 and $73,780, respectively.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, which was filed on March 16, 2017.
This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our actual results may differ materially from those discussed below. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview
We believe that we are a leader in the field of biotechnology tools for improving the productivity of aquaculture. Our lead product is the AquAdvantage Salmon, which received FDA approval in 2015 as the first genetically modified animal available for sale for human consumption. We intend to commence commercial activities with a pilot-scale operation and subsequent commercialization in markets where we have received regulatory approval. Management is evaluating several paths to revenue generation that follow different timelines, including production of our fish at our existing farm in Panama, purchase of an existing production facility in North America, and construction of a new production facility in North America. We have submitted an application to the provincial regulatory authorities in PEI for the construction of a broodstock facility to house our non-transgenic Atlantic salmon stock and a 250-metric-ton recirculating aquaculture system (“RAS”) facility to grow out our AquAdvantage Salmon. We also are continuing with an active search in both the United States and Canada for either an existing land-based RAS facility or a site on which to build a new facility for the commercial production of AquAdvantage Salmon. Depending on which path or combination of paths is chosen, modest revenues could commence as early as the fourth quarter of 2017 from our Panama farm, with more significant revenues expected once a new facility is in full production.
Sales and Marketing Expenses
Our sales and marketing expenses currently consist primarily of personnel costs, travel, and consulting fees for premarket commercial activities. As of March 31, 2017, we had three employees dedicated to sales and marketing.
Research and Development Expenses
As of March 31, 2017, we employed seventeen scientists and technicians at our hatchery on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research and development functions;

•	fees paid to contract research organizations, Intrexon, and consultants who perform research for us;

•	costs related to laboratory supplies used in our research and development efforts; and

•	costs related to the operation of our field trials and Panama site.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, operational, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services. We had seven employees in our general and administrative group at March 31, 2017.
Other Income (Expense), Net
Interest expense includes the interest on our outstanding loans. Other income (expense), net includes bank charges, fees, and interest income.
Results of Operations
Comparison of the three months ended March 31, 2017, to the three months ended March 31, 2016.
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2017	2016
	(unaudited)
Operating expenses:
Sales and marketing	$208	$201	$7	3%
Research and development	720	815	(95)	(12)%
General and administrative	1,121	780	341	44%
Operating loss	2,049	1,796	253	14%
Total other (income) expense, net	7	23	(16)	(70)%
Net loss	$2,056	$1,819	$237	13%

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2017, were up slightly from the corresponding period in 2016 due to an increase in compensation charges, which were partially offset by a reduction in outside consulting fees and travel expenses. We expect that our sales and marketing expenses will continue to increase as we move forward with our commercialization plans for AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2017, were lower than the corresponding period in 2016 due to the timing of spending on our current development projects and the capitalization of inventory costs for our Panama farm. Costs for compensation were higher, as we continued to expand our internal research group and costs for international field trials increased with the commencement of trials in Argentina and Brazil. We expect that our research and development expenses will increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2017, were substantially higher than the corresponding period in 2016 due to increased compensation charges and higher legal fees and taxes. This is partly attributable to our recently completed listing on NASDAQ and the associated expenditures of being a public company. We expect that our general and administrative expenses will increase as we incur increased costs to comply with corporate governance and reporting and other requirements applicable to U.S. public companies.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, interest income, and bank charges for the three months ended March 31, 2017, and interest on debt, gains on asset disposals, and bank charges for the three months ended March 31, 2016.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses from operations since our inception in 1991, and, as of March 31, 2017, we had an accumulated deficit of $101.3 million. On February 22, 2016, we entered into an agreement with Intrexon for the Convertible Debt. Advances on the Convertible Debt carried an interest rate of 10% per year and had a maturity date of March 1, 2017. The entire $10 million (plus accrued interest) of Convertible Debt was converted into 1,212,908 shares of AquaBounty common stock on December 16, 2016. On January 18, 2017, we completed a private placement of 2,421,073 shares of our common stock to Intrexon for proceeds of approximately $25 million. As of March 31, 2017, we had a cash balance of $25.5 million.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,		Years Ended December 31,
	2017	2016	2016	2015	2014
	(unaudited)
Net cash provided by (used in):
Operating activities	$(2,504)	$(1,955)	$(7,449)	$(6,748)	$(6,561)
Investing activities	(457)	(13)	(1,074)	(105)	(152)
Financing activities	25,110	2,500	10,541	3,044	10,024
Effect of exchange rate changes on cash	(1)	4	(7)	(41)	(23)
Net increase (decrease) in cash	$22,148	$536	$2,011	$(3,850)	$3,288
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2017, was primarily comprised of our $2.1 million net loss, offset by non-cash depreciation and stock compensation charges of $59 thousand, and increased by working capital uses of $507 thousand. Net cash used in operating activities during the three months ended March 31, 2016, was primarily comprised of our $1.8 million net loss, offset by non-cash depreciation and stock compensation charges of $92 thousand, and increased by working capital uses of $244 thousand.

Spending on operations increased during the current period due to compensation increases and higher charges for legal fees and corporate taxes. The increase in cash used by working capital in the current period was due to the establishment of inventory and a decrease in accrued expenses.
Cash Flows from Investing Activities
During the three months ended March 31, 2017, we used $457 thousand for construction and renovation charges at our Rollo Bay farm site. During the same period in 2016, we used $12 thousand for property and equipment purchases and $4 thousand for patent charges. This was offset by $3 thousand in proceeds from the sale of existing assets.
Cash Flows from Financing Activities
During the three months ended March 31, 2017, we received approximately $25.0 million in proceeds from the issuance of our common stock in a private placement of shares and $126 thousand in proceeds from the issuance of term debt. This was offset by $5 thousand in the repayment of debt. During the same period in 2016, we received $2.5 million in proceeds from the issuance of convertible debt.
Future Capital Requirements
We believe that our existing cash and borrowing capacity will provide adequate funds for ongoing operations, planned capital expenditures, and working capital requirements through at least the next twelve months. We anticipate a need to raise further funds in order to complete the commercialization of AquAdvantage Salmon. We intend to devote a significant portion of our existing cash to the pilot-scale commercial operation of our AquAdvantage Salmon product and the continued investment in our research and development projects. We have not determined the amounts we may spend on the commercial roll-out of AquAdvantage Salmon and research and development projects. We may also use existing cash for acquisitions of companies that we believe may be complementary to our current business plan.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing of additional regulatory approvals and permits for AquAdvantage Salmon, if any;

•	the successful roll-out of our AquAdvantage Salmon pilot-scale commercial plan;

•	the acceptance of AquAdvantage Salmon by consumers;

•	the resources, time, and cost required to develop new and complimentary products; and

•	the costs associated with legal activities and regulatory filings.
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
Critical Accounting Policies and Estimates
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

During the period ended March 31, 2017, the Company adopted a new critical accounting policy as disclosed below.
Inventory
The Company has adopted Accounting Standards Update 2015-11 “Inventory - Simplifying the Measurement of Inventory.” The main provision of the guidance is that an entity should measure inventory at the lower of cost or NRV. The value of our inventory could fluctuate substantially in the future, based on our commercial growth and the market price of Atlantic salmon.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk and foreign currency exchange risk. We make use of sensitivity analyses, which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At March 31, 2017, and December 31, 2016, we had $527 thousand in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2017, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting occurring during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART 2. OTHER INFORMATION
Item 1.  Legal Proceedings
Legal Challenge in Canada to Significant New Activity Notice
In December 2015, the Canadian Federal Court ruled that the decision by the Ministers of Environment and Health to allow production of AquAdvantage Salmon in Canada for commercial use was reasonable and made in the manner prescribed by the CEPA, and accordingly dismissed the entire application brought before it. The petitioners appealed this ruling, and, in October 2016, the Canadian Federal Court of Appeal dismissed the appeal.
Lawsuit Against the FDA Approval of NADA
On March 30, 2016, a coalition of non-governmental organizations filed a complaint against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage Salmon. The coalition, including the Centre for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate genetically modified animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage Salmon could escape and threaten endangered wild salmon stocks. This lawsuit is currently in the discovery phase of litigation.
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
Item 1A.  Risk Factors
As disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no material additional updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

May 9, 2017	/s/ Ronald L. Stotish
Ronald L. Stotish
President, Chief Executive Officer, and Director (Principal Executive Officer)

May 9, 2017	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)