Form 10-Q
period 2017-06-30
AquaBounty Technologies, Inc.
filed 2017-08-04
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
Commission File Number: 001-36426

AquaBounty Technologies, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	04-3156167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Mill & Main Place, Suite 395
Maynard, Massachusetts 01754
(978) 648-6000
(Address and telephone number of the registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
  Yes  ☐    No  ☑
At August 3, 2017, the registrant had 8,895,094 Common Shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,991,382	$3,324,609
Certificate of deposit	12,972	10,666
Other receivables	161,039	164,743
Inventory	78,275	—
Prepaid expenses and other current assets	352,772	72,983
Total current assets	8,596,440	3,573,001

Property, plant and equipment, net	17,906,075	1,723,707
Definite-lived intangible assets, net	191,847	198,698
Indefinite-lived intangible assets	191,800	191,800
Other assets	21,628	21,628
Total assets	$26,907,790	$5,708,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$949,495	$1,017,851
Current debt	53,089	17,913
Total current liabilities	1,002,584	1,035,764

Long-term debt	2,952,668	2,645,015
Total liabilities	3,955,252	3,680,779

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
8,895,094 (2016: 6,463,936) shares outstanding	8,895	6,464
Additional paid-in capital	126,644,804	101,581,724
Accumulated other comprehensive loss	(278,121)	(286,272)
Accumulated deficit	(103,423,040)	(99,273,861)
Total stockholders’ equity	22,952,538	2,028,055

Total liabilities and stockholders’ equity	$26,907,790	$5,708,834
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Product revenues	$53,278	$—	$53,278	$—

Costs and expenses
Product costs	50,777	—	50,777	—
Sales and marketing	202,910	239,142	411,198	440,519
Research and development	936,317	915,741	1,656,339	1,730,998
General and administrative	950,348	824,138	2,071,136	1,603,663
Total costs and expenses	2,140,352	1,979,021	4,189,450	3,775,180

Operating loss	(2,087,074)	(1,979,021)	(4,136,172)	(3,775,180)

Other income (expense)
Gain on disposal of equipment	—	—	—	2,861
Interest expense	(5,253)	(83,333)	(10,533)	(107,639)
Other income (expense), net	(1,109)	(1,482)	(2,474)	(2,855)
Total other income (expense)	(6,362)	(84,815)	(13,007)	(107,633)

Net loss	$(2,093,436)	$(2,063,836)	$(4,149,179)	$(3,882,813)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	22,437	(3,182)	8,151	(100,175)
Total other comprehensive income (loss)	22,437	(3,182)	8,151	(100,175)

Comprehensive loss	$(2,070,999)	$(2,067,018)	$(4,141,028)	$(3,982,988)

Basic and diluted net loss per share	$(0.24)	$(0.39)	$(0.48)	$(0.74)
Weighted average number of common shares -
basic and diluted	8,892,213	5,250,504	8,647,861	5,249,405

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2016	6,463,936	$6,464	$101,581,724	$(286,272)	$(99,273,861)	$2,028,055

Net loss					(4,149,179)	(4,149,179)
Other comprehensive loss				8,151		8,151
Issuance of common stock, net of expenses	2,421,073	2,421	24,986,836			24,989,257
Exercise of options for common stock	8,334	8	27,494			27,502
Share based compensation	1,751	2	48,750			48,752
Balance at June 30, 2017	8,895,094	$8,895	$126,644,804	$(278,121)	$(103,423,040)	$22,952,538
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(4,149,179)	$(3,882,813)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	91,569	64,728
Share-based compensation	48,752	114,662
Gain on disposal of equipment	—	(2,861)
Changes in operating assets and liabilities:
Other receivables	7,853	20,640
Inventory	(78,275)	—
Prepaid expenses and other assets	(279,058)	(129,771)
Accounts payable and accrued liabilities	(38,702)	178,434
Net cash used in operating activities	(4,397,040)	(3,636,981)

Investing activities
Purchase of property, plant and equipment	(16,193,926)	(728,748)
Proceeds from sale of equipment	—	2,861
Payment of patent costs	—	(5,665)
Net cash used in investing activities	(16,193,926)	(731,552)

Financing activities
Proceeds from issuance of debt	256,807	—
Repayment of term debt	(11,405)	—
Proceeds from the issuance of convertible debt	—	5,000,000
Proceeds from the issuance of common stock, net	24,989,257	—
Proceeds from the exercise of stock options	27,502	—
Net cash provided by financing activities	25,262,161	5,000,000

Effect of exchange rate changes on cash and cash equivalents	(4,422)	(15,229)
Net change in cash and cash equivalents	4,666,773	616,238
Cash and cash equivalents at beginning of period	3,324,609	1,313,421
Cash and cash equivalents at the end of period	$7,991,382	$1,929,659

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$10,533	$—
Property and equipment included in accounts payable	$16,218	$—
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the six months ended June 30, 2017 and 2016 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
In 2015, the Parent obtained approval from the US Food and Drug Administration (the “FDA”) for the production, sale, and consumption of its AquAdvantage® Salmon product in the United States.
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
AquaBounty Farms, Inc. (“AquaBounty Farms”) was incorporated in December 2014 in the State of Delaware for the purpose of conducting field trials and commercializing the Company’s AquAdvantage Salmon in the United States.
AquaBounty Farms Indiana LLC (the “Indiana Subsidiary”) was formed in June 2017 in the State of Delaware for the purpose of operating the Company’s aquaculture facility in Albany, Indiana, and is wholly owned by AquaBounty Farms.
AquaBounty Brasil Participações Ltda. (the “Brazil Subsidiary”) was incorporated in May 2015 in Brazil for the purpose of conducting commercial trials of the Company’s AquAdvantage Salmon.
2. Basis of presentation
The unaudited interim consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct and indirect subsidiaries, AQUA Bounty Canada Inc.; AquaBounty Panama, S. de R.L.; AquaBounty Farms, Inc.; AquaBounty Farms Indiana LLC; and AquaBounty Brasil Participações Ltda. All inter-company transactions and balances have been eliminated upon consolidation.
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2016. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2017, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
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
Accounting Pronouncements
The Company has adopted Accounting Standards Update (“ASU”) 2017-01, “Business Combinations: Clarifying the Definition of a Business.” The revised guidance changes the definition of a business to assist entities with evaluating whether a set of transferred assets and activities is a business. During the quarter ended June 30, 2017, the Company acquired certain assets of Bell Fish Company LLC in Albany, Indiana, for $14.2 million, including legal and other expenses incurred (see Note 5). The facility and related assets acquired will be renovated and used to grow and harvest the Company's AquAdvantage Salmon. After upgrading the facility to comply with regulatory requirements, the Company will utilize its grow-out process, personnel, and AquAdvantage Salmon eggs to produce harvest-sized Atlantic salmon for sale in the United States. The facility and related assets acquired provide one input into the Company's process for growing its product, and, accordingly, the purchase of the facility was accounted for as an asset purchase.
The Company has adopted ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, “Revenue Recognition,” and most industry-specific guidance throughout the ASC. ASU 2014-09 established principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In applying ASU 2014-09, the Company identifies the performance obligation in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue upon completion of the performance obligation. During the quarter ended June 30, 2017, the Company completed its first sales of AquAdvantage Salmon. Sales orders contain a single deliverable, AquAdvantage Salmon, and revenue is recognized upon delivery.
The Company has adopted ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” The main provision of the guidance is that an entity should measure inventory at the lower of cost or net realizable value (“NRV”), where NRV is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
The Company has adopted ASU 2016-09, “Compensation – Stock Compensation.” The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Adoption of this ASU did not have a material impact on the financial statements.
Liquidity and Management’s Plan
At June 30, 2017, the Company’s cash balance totaled $8.0 million. Management has evaluated the Company’s cash resources in view of its planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and has determined that its current funds are insufficient for these needs. However, management does not believe that there is substantial doubt that the Company can continue as a going concern. Management’s assessment is based on its belief that the Company will be able to raise additional equity or debt to fund its requirements. Additionally, management could slow down spending to conserve the Company’s cash if there is a delay in obtaining new funding. Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-

term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $90,926 at June 30, 2017.
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
4. Inventory
Major classifications of inventory are summarized as follows:

	June 30,	December 31,
	2017	2016
Feed	$53,693	$—
Fish in process	24,582	—
Total inventory	$78,275	$—
5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2017	2016
Land	$611,960	$157,107
Building and improvements	8,558,012	1,436,814
Construction in process	2,235,659	277,352
Equipment	7,814,922	1,037,549
Office furniture and equipment	80,039	78,780
Vehicles	28,170	27,201
Total property and equipment	$19,328,762	$3,014,803
Less accumulated depreciation and amortization	(1,422,687)	(1,291,096)
Property, plant and equipment, net	$17,906,075	$1,723,707
Depreciation and amortization expense was $84,717 and $58,054 for the six months ended June 30, 2017 and 2016, respectively.
Included as construction in process is $2.2 million for renovation and new construction costs incurred at our Rollo Bay farm site. The Company currently has an additional $2.4 million committed to these renovations.
On June 22, 2017, the Company purchased the aquaculture facility of Bell Fish Company LLC in Albany, Indiana, for $14.2 million, including legal and other expenses incurred. There are no future obligations related to the asset purchase for the Company, no liabilities were assumed, and no workforce was acquired. The Company allocated the purchase price to land, buildings, and equipment based on external valuations and management’s estimates. The Company intends to invest approximately $1.5 million to upgrade the facility for use to grow out its AquAdvantage Salmon for harvest and sale in the United States.

6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	June 30,	December 31,
	2017	2016
Accounts payable	$366,927	$161,768
Accrued payroll including vacation	244,077	242,436
Accrued professional fees	143,487	500,430
Accrued research and development costs	100,650	87,751
Accrued taxes	94,354	22,994
Accrued other	—	2,472
Accounts payable and accrued liabilities	$949,495	$1,017,851
7. Debt
The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	June 30, 2017	December 31, 2016
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,211,952	$2,135,846
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	257,154	—
Finance PEI term loan (C$717,093)	4%	C$4,333	July 2021	536,651	527,082
Total debt				$3,005,757	$2,662,928
less: current portion				(53,089)	(17,913)
Long-term debt				$2,952,668	$2,645,015
Estimated principal payments due on loan debt are as follows (1):

Year	Total
2017	$23,757
2018	58,144
2019	100,630
2020	262,247
2021	1,994,536
Thereafter	566,443
Total	$3,005,757
(1) Repayments of the AIF grants are based on revenue projections for AquAdvantage Salmon.
Atlantic Canada Opportunities Agency (“ACOA”)
ACOA is a Canadian government agency that provides funding to support the development of businesses and to promote employment in the Atlantic region of Canada.
In January 2009, the Canadian Subsidiary was awarded a grant from ACOA to provide a contribution towards the funding of a research and development project. The total amount claimed under the award over the five-year claim period was $2,211,952. No further funds are available under this grant. Amounts claimed by the Canadian Subsidiary must be repaid in the form of a 10% royalty on any products that are commercialized out of this research project until the loan is fully repaid. The first scheduled repayment was June 30, 2015, and subsequent repayments are due annually until the full balance of the contributed funds is paid. The Company expects to make its first repayment in 2018.
In February 2016, the Canadian Subsidiary executed an agreement with ACOA to partially finance the renovations to the Rollo Bay site. The terms of the agreement include funding up to $259,557 with repayment commencing after the final draw-down of the funds. The loan term is nine years with a zero percent interest rate. As of June 30, 2017, the Canadian Subsidiary has drawn down the full amount of available funds and commenced repayment.

Finance PEI (“FPEI”)
FPEI is a corporation of the Ministry of Economic Development and Tourism for Prince Edward Island, Canada, and administers business financing programs for the provincial government. In August 2016, the Canadian Subsidiary obtained a loan from FPEI in the amount of $552,305 to partially finance the purchase of the assets of the former Atlantic Sea Smolt plant in Rollo Bay West on Prince Edward Island. The loan is being repaid through monthly payments of principal and interest with a balloon payment for the balance due in July 2021. The loan is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. The loan is guaranteed by the Parent.
The Company recognized interest expense of $10,523 and $107,639 for the six months ended June 30, 2017 and 2016, respectively, on its interest-bearing debt.
8. Stockholders’ equity
The Company is presently authorized to issue up to 240 million shares of stock, of which 40 million are authorized as preferred stock and 200 million as common stock.
Common stock
The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders. Dividends and distribution of assets of the Company in the event of liquidation are subject to the preferential rights of any outstanding preferred shares. At June 30, 2017, the Company had reserved 227,203 shares of common stock for the exercise of options.
Restricted stock
The Company grants restricted common stock to the Chairman of the Board of Directors as part of his compensation package. Generally, the shares are fully vested upon the third anniversary of the grant date. Unvested shares can be canceled upon termination of the Chairman’s services.
A summary of the Company’s unvested shares of restricted stock as of June 30, 2017, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2016	4,169	$7.72
Granted	1,751	14.20
Vested	(1,532)	7.88
Unvested at June 30, 2017	4,388	$10.25
During the six months ended June 30, 2017 and 2016, the Company expensed $12,070 and $8,260, respectively, related to the Chairman’s restricted stock awards. At June 30, 2017, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $44,982. The period over which the unearned share-based compensation is expected to be earned is approximately three years.
Stock options
In 2006, the Company established its 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provided for the issuance of incentive stock options to employees of the Company and non‑qualified stock options and awards of restricted and direct stock purchases to directors, officers, employees, and consultants of the Company. In accordance with its original terms, no further shares may be granted under the 2006 Plan subsequent to March 18, 2016. All outstanding awards under the 2006 Plan will continue until their individual termination dates.
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

The Company’s option activity under the 2006 Plan and the 2016 Plan is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2016	185,591	$7.89
Issued	52,500	14.20
Exercised	(8,334)	3.30
Expired	(2,554)	19.50
Outstanding at June 30, 2017	227,203	$9.39
Exercisable at June 30, 2017	179,500	$8.17
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
The weighted average fair value of stock options granted during the six months ended June 30, 2017, was $4.55. The intrinsic value of options exercised during the six months ended June 30, 2017, was $43,420. The total intrinsic value of all options outstanding was $441,390 and $602,773 at June 30, 2017, and December 31, 2016, respectively. The total intrinsic value of exercisable options was $439,494 and $597,872 at June 30, 2017, and December 31, 2016, respectively.
The following table summarizes information about options outstanding and exercisable at June 30, 2017:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$3.30	79,337	2.0	79,337
$3.60	800	5.0	800
$5.70	10,336	7.7	10,006
$6.90	29,038	3.9	28,016
$7.50	15,837	5.8	15,837
$9.60	8,300	8.2	8,300
$9.90	800	1.0	800
$10.50	1,600	6.0	1,600
$10.80	2,400	7.0	2,400
$14.20	52,500	9.8	6,149
$23.40	26,255	6.6	26,255
	227,203		179,500	$8.17
Total share-based compensation on stock-option grants amounted to $36,682 and $106,402 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $216,447. The period over which the unearned share-based compensation is expected to be earned is approximately three years.
9. Commitments and contingencies
The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Other than the extension of the Maynard office lease (see Note 11), there have been no material changes to the commitments and contingencies disclosed in our annual report on Form 10-K as of and for the year ended December 31, 2016.
10. Related Party Collaboration Agreement
In February 2013, the Company entered into an Exclusive Channel Collaboration agreement (“ECC”) with Intrexon Corporation, its majority shareholder (“Intrexon”), pursuant to which the Company will use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional genetically modified traits in finfish for human consumption.

Total Intrexon service costs incurred under the terms of this agreement for the six months ended June 30, 2017 and 2016, amounted to $315,116 and $489,083, respectively, and are included as a component of research and development expense in Consolidated Statements of Operations and Comprehensive Loss. Included in accounts payable and accrued liabilities at June 30, 2017, and December 31, 2016, are amounts due to Intrexon under the ECC totaling $49,119 and $73,780, respectively.
11. Subsequent Events
In July 2017, the Company extended the lease for its office space in Maynard, Massachusetts. The new lease has a term of five years and seven months, ending March 2023, with total annual rent payments of approximately $60 thousand increasing to $68 thousand during the term of the lease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017.
This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our actual results may differ materially from those discussed below. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.
Overview
We believe that we are a leader in the field of biotechnology tools for improving the productivity of aquaculture. Our lead product is the AquAdvantage Salmon, which received FDA approval in 2015 as the first genetically modified animal available for sale for human consumption. We intend to commence commercial activities with a pilot-scale operation and subsequent commercialization in markets where we have received regulatory approval. Management has evaluated several paths to revenue generation that follow different timelines, including production of our fish at our existing farm in Panama, purchase of an existing production facility in North America, and construction of a new production facility in North America. The first steps in our commercial plan have been implemented. We received approval from the provincial regulatory authorities in Prince Edward Island for the construction of a broodstock facility to house our non-transgenic Atlantic salmon stock and a 250-metric-ton recirculating aquaculture system (“RAS”) facility to grow out our AquAdvantage Salmon. We have purchased certain assets of the aquaculture facility of Bell Fish Company LLC, which we intend to use to grow out our AquAdvantage Salmon for sale and consumption in the United States. We are also continuing an active search in both the United States and Canada for either an existing land-based RAS facility or a site on which to build a new facility for the commercial production of AquAdvantage Salmon. We have made our first sales of AquAdvantage Salmon from our farm site in Panama and expect modest revenues during 2017 and 2018, with more significant revenues expected once our new facilities are in full production in the second half of 2019.
Revenue
We generate product revenue through the sales of our AquAdvantage Salmon. Revenue is recognized when the Company identifies the performance obligation in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue upon completion of the performance obligation. During the quarter ended June 30, 2017, the Company completed its first sales of AquAdvantage Salmon. Sales orders contain a single deliverable, AquAdvantage Salmon, and revenue is recognized upon delivery.
In the future, our revenue will depend upon the number of countries in which we have received regulatory approval for the sale of our products, the number and capacity of grow-out facilities we have in operation, and the market acceptance we achieve.
Cost of Products
Cost of products includes the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; an application of overhead; and the cost to process and ship our fish to customers.
Sales and Marketing Expenses
Our sales and marketing expenses currently consist primarily of personnel costs, travel, and consulting fees for market-related activities. As of June 30, 2017, we had three employees dedicated to sales and marketing.
Research and Development Expenses
As of June 30, 2017, we employed seventeen scientists and technicians at our hatchery on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research and development functions;

•	fees paid to contract research organizations, Intrexon, and consultants who perform research for us;

•	costs related to laboratory supplies used in our research and development efforts; and

•	costs related to the operation of our field trials and Panama site.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, operational, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services. We had seven employees in our general and administrative group at June 30, 2017.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, and interest income.
Results of Operations
Comparison of the three months ended June 30, 2017, to the three months ended June 30, 2016.
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2017	2016
	(unaudited)
Product revenue	53	—	53	—%

Operating expenses:
Product costs	51	$—	51	—%
Sales and marketing	203	$239	$(36)	(15)%
Research and development	936	916	20	2%
General and administrative	950	824	126	15%
Operating loss	2,087	1,979	108	5%
Total other (income) expense	6	85	(79)	(93)%
Net loss	$2,093	$2,064	$29	1%
Product Revenue and Gross Margin
Revenues from the first sales of AquAdvantage Salmon were recognized during the three months ended June 30, 2017. Regulatory approval for the harvest and export of our fish from our Panama farm site was received during the current period, and a batch of fish was sold and shipped to customers in Canada.
Gross margin on product sales was $3 thousand, as the inventory had been previously valued at NRV on our balance sheet. We expect that sales of our fish will be infrequent and of small quantities until our Indiana and Rollo Bay facilities are operational and the fish in those facilities have matured, which is expected in the second half of 2019.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2017, were down slightly from the corresponding period in 2016 due to a reduction in outside consulting fees and travel expenses. We expect that our sales and marketing expenses will increase as we move forward with our commercialization plans for AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2017, were up slightly from the corresponding period in 2016 due to an increase in compensation, as we continued to expand our internal research group. We expect that our research and development expenses will increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2017, were higher than the corresponding period in 2016 due to increased compensation charges of $49 thousand, higher professional fees of $112 thousand, and taxes of $38 thousand, which were partially offset by a reduction in legal fees of $88 thousand. The net increase is attributable to our recently completed listing on NASDAQ and the associated expenditures of being a public company. We expect that our general and administrative expenses will continue to increase as we incur increased costs to comply with corporate governance and reporting and other requirements applicable to U.S. public companies.

Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended June 30, 2017 and 2016.
Comparison of the six months ended June 30, 2017, to the six months ended June 30, 2016.
The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar Change	% Change
	2017	2016
	(unaudited)
Product revenue	53	—	53	—%

Operating expenses:
Product costs	51	$—	51	—%
Sales and marketing	411	$440	$(29)	(7)%
Research and development	1,656	1,731	(75)	(4)%
General and administrative	2,071	1,604	467	29%
Operating loss	4,136	3,775	361	10%
Total other (income) expense	13	108	(95)	(88)%
Net loss	$4,149	$3,883	$266	7%
Product Revenue and Gross Margin
The first sales of AquAdvantage Salmon were recognized during the six months ended June 30, 2017. Regulatory approval for the harvest and export of our fish from our Panama farm site was received during the current period, and a batch of fish was sold and shipped to customers in Canada.
Gross margin on product sales was $3 thousand, as the inventory had been previously valued at NRV on our balance sheet. We expect that sales of our fish will be infrequent and of small quantities until our Indiana and Rollo Bay facilities are operational and the fish in those facilities have matured, which is expected in the second half of 2019.
Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2017, were down slightly from the corresponding period in 2016 due to a reduction in outside consulting fees and travel expenses.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2017, were down slightly from the corresponding period in 2016 due to a reduction in outside service fees and an allocation of cost to inventory, which were partly offset by an increase in compensation.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2017, were higher than the corresponding period in 2016 due to increased compensation charges and higher professional fees and taxes, which were partially offset by a reduction in stock compensation charges. The net increase is attributable to our recently completed listing on NASDAQ and the associated expenditures of being a public company.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the six months ended June 30, 2017, and interest on the convertible debt with Intrexon, gains on asset disposals, bank charges, and interest income for the six months ended June 30, 2016.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses from operations since our inception in 1991, and, as of June 30, 2017, we had an accumulated deficit of $103.4 million. On February 22, 2016, we entered into a convertible debt facility with Intrexon (the “Debt Facility”). Advances under the Debt Facility carried an interest rate of 10% per year and had a maturity date of March 1,

2017. The entire $10 million (plus accrued interest) under the Debt Facility was converted into 1,212,908 shares of AquaBounty common stock on December 16, 2016. On January 18, 2017, we completed a private placement of 2,421,073 shares of our common stock to Intrexon for proceeds of approximately $25 million. As of June 30, 2017, we had a cash balance of $8 million.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,		Years Ended December 31,
	2017	2016	2016	2015	2014
	(unaudited)
Net cash provided by (used in):
Operating activities	$(4,397)	$(3,637)	$(7,449)	$(6,748)	$(6,561)
Investing activities	(16,194)	(732)	(1,074)	(105)	(152)
Financing activities	25,262	5,000	10,541	3,044	10,024
Effect of exchange rate changes on cash	(4)	(15)	(7)	(41)	(23)
Net increase (decrease) in cash	$4,667	$616	$2,011	$(3,850)	$3,288
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2017, was primarily comprised of our $4.1 million net loss, offset by non-cash depreciation and stock compensation charges of $140 thousand, and increased by working capital uses of $388 thousand. Net cash used in operating activities during the six months ended June 30, 2016, was primarily comprised of our $3.9 million net loss, offset by non-cash depreciation and stock compensation charges of $179 thousand, and working capital sources of $69 thousand.
Spending on operations increased during the current period due to compensation increases and higher charges for professional fees and corporate taxes. The increase in cash used by working capital in the current period was due to the establishment of inventory and an increase in prepaid expenses.
Cash Flows from Investing Activities
During the six months ended June 30, 2017, we used $14.2 million for the purchase of certain assets of Bell Fish Company LLC and $2.0 million for construction and renovation charges at our Rollo Bay farm site. During the same period in 2016, we used $700 thousand for the purchase of certain assets of Atlantic Sea Smolt Ltd., $29 thousand for property and equipment purchases, and $6 thousand for patent charges. This was offset by $3 thousand in proceeds from the sale of existing assets.
Cash Flows from Financing Activities
During the six months ended June 30, 2017, we received approximately $25.0 million in proceeds from the issuance of our common stock in a private placement of shares, $257 thousand in proceeds from the issuance of term debt, and $28 thousand in proceeds from the exercise of employee stock options. This was offset by $11 thousand in the repayment of debt. During the same period in 2016, we received $5 million in proceeds from the issuance of convertible debt.
Future Capital Requirements
We have evaluated our cash resources in view of our planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and have determined that our current funds are insufficient for these needs. We intend to devote a significant portion of our existing cash to our farm sites in Indiana and Rollo Bay and the continued investment in our research and development projects. We plan to seek additional financing in the form of debt or equity to fund our cash requirements.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing of additional regulatory approvals and permits for AquAdvantage Salmon, if any;

•	the cost to complete construction activities at our Rollo Bay site;

•	the cost to upgrade the equipment at our Indiana site; and

•	the timing of costs related to the FDA legal challenge.

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
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
During the six months ended June 30, 2017, the Company adopted the following critical accounting policies:
Business Combinations: Clarifying the Definition of a Business
The Company has adopted ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” The revised guidance changes the definition of a business to assist entities with evaluating whether a set of transferred assets and activities is a business. During the quarter ended June 30, 2017, the Company acquired certain assets of Bell Fish Company LLC in Albany, Indiana, for $14.2 million, including legal and other expenses incurred. Management concluded, based on its analysis of the assets acquired, that the facility and related assets would provide one input into the Company’s process for growing its product, and, accordingly, the acquisition was accounted for as an asset purchase.
Revenue from Contracts with Customers
The Company has adopted ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance throughout the ASC. ASU 2014-09 established principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In applying ASU 2014-09, the Company identifies the performance obligation in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue upon completion of the performance obligation. During the quarter ended June 30, 2017, the Company completed its first sales of AquAdvantage Salmon. Sales orders contain a single deliverable, AquAdvantage Salmon, and revenue is recognized upon delivery.
Inventory
The Company has adopted ASU 2015-11 “Inventory: Simplifying the Measurement of Inventory.” The main provision of the guidance is that an entity should measure inventory at the lower of cost or NRV. The value of our inventory could fluctuate substantially in the future, based on our commercial growth and the market price of Atlantic salmon.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk and foreign currency exchange risk. We make use of sensitivity analyses, which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At June 30, 2017, and December 31, 2016, we had $794 thousand and $527 thousand, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.

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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2017, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Lawsuit Against the FDA Approval of NADA
On March 30, 2016, a coalition of non-governmental organizations filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage Salmon. The coalition, including the Centre for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate genetically modified animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage Salmon could escape and threaten endangered wild salmon stocks. This lawsuit is currently in the discovery phase of litigation.
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
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Asset Purchase Agreement by and between AquaBounty Technologies, Inc. and Bell Fish Company LLC, dated as of June 9, 2017.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

August 4, 2017	/s/ Ronald L. Stotish
Ronald L. Stotish
President, Chief Executive Officer, and Director (Principal Executive Officer)

August 4, 2017	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)