Form 10-Q
period 2017-09-30
AquaBounty Technologies, Inc.
filed 2017-11-02
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
  Yes  ☐    No  ☑
At November 2, 2017, the registrant had 8,895,094 Common Shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,717,821	$3,324,609
Certificate of deposit	13,489	10,666
Other receivables	219,334	164,743
Inventory	78,499	—
Prepaid expenses and other current assets	245,242	72,983
Total current assets	5,274,385	3,573,001

Property, plant and equipment, net	19,478,853	1,723,707
Definite-lived intangible assets, net	188,421	198,698
Indefinite-lived intangible assets	191,800	191,800
Other assets	162,093	21,628
Total assets	$25,295,552	$5,708,834

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,602,396	$1,017,851
Current debt	55,223	17,913
Total current liabilities	1,657,619	1,035,764

Long-term debt	3,059,990	2,645,015
Total liabilities	4,717,609	3,680,779

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
8,895,094 (2016: 6,463,936) shares outstanding	8,895	6,464
Additional paid-in capital	126,681,495	101,581,724
Accumulated other comprehensive loss	(243,188)	(286,272)
Accumulated deficit	(105,869,259)	(99,273,861)
Total stockholders’ equity	20,577,943	2,028,055

Total liabilities and stockholders’ equity	$25,295,552	$5,708,834
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Product revenues	$—	$—	$53,278	$—

Costs and expenses
Product costs	—	—	50,777	—
Sales and marketing	195,947	209,556	607,145	650,075
Research and development	860,903	974,980	2,517,242	2,705,978
General and administrative	1,382,380	824,381	3,453,516	2,428,044
Total costs and expenses	2,439,230	2,008,917	6,628,680	5,784,097

Operating loss	(2,439,230)	(2,008,917)	(6,575,402)	(5,784,097)

Other income (expense)
Gain on disposal of equipment	—	—	—	2,861
Interest expense	(5,597)	(131,301)	(16,130)	(238,940)
Other income (expense), net	(1,392)	(1,608)	(3,866)	(4,463)
Total other income (expense)	(6,989)	(132,909)	(19,996)	(240,542)

Net loss	$(2,446,219)	$(2,141,826)	$(6,595,398)	$(6,024,639)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	34,933	13,659	43,084	(86,516)
Total other comprehensive income (loss)	34,933	13,659	43,084	(86,516)

Comprehensive loss	$(2,411,286)	$(2,128,167)	$(6,552,314)	$(6,111,155)

Basic and diluted net loss per share	$(0.28)	$(0.41)	$(0.76)	$(1.15)
Weighted average number of common shares -
basic and diluted	8,895,094	5,250,510	8,731,178	5,249,776

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2016	6,463,936	$6,464	$101,581,724	$(286,272)	$(99,273,861)	$2,028,055

Net loss					(6,595,398)	(6,595,398)
Other comprehensive loss				43,084		43,084
Issuance of common stock, net of expenses	2,421,073	2,421	24,986,836			24,989,257
Exercise of options for common stock	8,334	8	27,494			27,502
Share based compensation	1,751	2	85,441			85,443
Balance at September 30, 2017	8,895,094	$8,895	$126,681,495	$(243,188)	$(105,869,259)	$20,577,943
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Operating activities
Net loss	$(6,595,398)	$(6,024,639)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	137,229	109,207
Share-based compensation	85,443	166,478
Gain on disposal of equipment	—	(2,861)
Changes in operating assets and liabilities:
Other receivables	(43,346)	13,174
Inventory	(78,499)	—
Prepaid expenses and other assets	(309,986)	(27,313)
Accounts payable and accrued liabilities	128,917	332,254
Net cash used in operating activities	(6,675,640)	(5,433,700)

Investing activities
Purchase of property, plant and equipment	(17,235,184)	(757,402)
Proceeds from sale of equipment	—	23,844
Payment of patent costs	—	(5,665)
Net cash used in investing activities	(17,235,184)	(739,223)

Financing activities
Proceeds from issuance of debt	256,807	547,142
Repayment of term debt	(23,677)	(1,866)
Proceeds from the issuance of convertible debt	—	7,500,000
Proceeds from the issuance of common stock, net	24,989,257	—
Proceeds from the exercise of stock options	27,502	—
Net cash provided by financing activities	25,249,889	8,045,276

Effect of exchange rate changes on cash and cash equivalents	54,147	(2,249)
Net change in cash and cash equivalents	1,393,212	1,870,104
Cash and cash equivalents at beginning of period	3,324,609	1,313,421
Cash and cash equivalents at the end of period	$4,717,821	$3,183,525

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$16,130	$1,440
Property and equipment included in accounts payable and accrued liabilities	$472,283	$—
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the nine months ended September 30, 2017 and 2016 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2016. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2017, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
On January 5, 2017, the Company implemented a 1-for-30 reverse split of its outstanding common shares. All share balances in the unaudited interim consolidated financial statements and accompanying notes have been restated to reflect this change.
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
Liquidity and Management’s Plan
At September 30, 2017, the Company’s cash balance totaled $4.7 million. Management has evaluated the Company’s cash resources in view of its planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and has determined that its current funds will be used by the end of December 2017. However, management believes that the Company can continue as a going concern. Management’s assessment is based on its belief that the Company will be able to raise additional equity or debt to fund its requirements. Additionally, management could slow down spending to conserve the Company’s cash if there is a delay in obtaining new funding. Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $85,005 at September 30, 2017.
Financial instruments
The carrying amounts reported in the consolidated balance sheets for other receivables and accounts payable approximate fair value based on the short-term maturity of these instruments. As of September 30, 2017, the carrying value of term debt approximates its fair value since it provides for market terms and interest rates.
Included in other assets is a long-term investment that consists of 216,281 shares of common stock of A/F Protein, Inc. (“AFP”), equating to less than 1% ownership, with a cost basis of $21,628, which the Company believes to be the best estimate of market value.

4. Inventory
Major classifications of inventory are summarized as follows:

	September 30,	December 31,
	2017	2016
Feed	$36,403	$—
Fish in process	42,096	—
Total inventory	$78,499	$—
5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2017	2016
Land	$665,733	$157,107
Building and improvements	8,618,289	1,436,814
Construction in process	3,731,112	277,352
Equipment	7,873,930	1,037,549
Office furniture and equipment	81,521	78,780
Vehicles	29,311	27,201
Total property and equipment	$20,999,896	$3,014,803
Less accumulated depreciation and amortization	(1,521,043)	(1,291,096)
Property, plant and equipment, net	$19,478,853	$1,723,707
Depreciation and amortization expense was $126,951 and $99,196 for the nine months ended September 30, 2017 and 2016, respectively.
Included as construction in process is $3.7 million for renovation and new construction costs incurred at our Rollo Bay farm site. The Company currently has an additional $2.1 million committed to these renovations.
On June 22, 2017, the Company purchased the aquaculture facility of Bell Fish Company LLC in Albany, Indiana, for $14.2 million, including legal and other expenses incurred. The facility and related assets acquired from Bell Fish Company LLC provide one input into the Company's process for growing its product, and, accordingly, the purchase of the facility was accounted for as an asset purchase rather than the acquisition of a “business,” consistent with ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” There are no future obligations related to the asset purchase for the Company, no liabilities were assumed, and no workforce, inventory, or customers were acquired. The Company allocated the purchase price to land, buildings, and equipment based on external valuations and management’s estimates. The Company intends to invest approximately $5.0 million to upgrade the facility for use to grow out its AquAdvantage Salmon for harvest and sale in the United States. The facility is currently idle while repairs and upgrades are performed.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	September 30,	December 31,
	2017	2016
Accounts payable	$490,840	$161,768
Accrued payroll including vacation	316,588	242,436
Accrued professional fees	211,232	500,430
Accrued research and development costs	65,000	87,751
Accrued taxes	126,990	22,994
Accrued construction costs	387,038	—
Accrued other	4,708	2,472
Accounts payable and accrued liabilities	$1,602,396	$1,017,851

7. Debt
The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	September 30, 2017	December 31, 2016
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,301,556	$2,135,846
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	260,071	—
Finance PEI term loan (C$717,093)	4%	C$4,333	July 2021	553,586	527,082
Total debt				$3,115,213	$2,662,928
less: current portion				(55,223)	(17,913)
Long-term debt				$3,059,990	$2,645,015
Estimated principal payments remaining on loan debt are as follows (1):

Year	Total
2017	$12,414
2018	60,094
2019	60,912
2020	349,662
2021	2,499,578
Thereafter	132,553
Total	$3,115,213
(1) Repayments of the AIF grants are based on revenue projections for AquAdvantage Salmon.
Atlantic Canada Opportunities Agency (“ACOA”)
ACOA is a Canadian government agency that provides funding to support the development of businesses and to promote employment in the Atlantic region of Canada.
In January 2009, the Canadian Subsidiary was awarded a grant from ACOA to provide a contribution towards the funding of a research and development project. The total amount claimed under the award over the five-year claim period was $2,301,556. No further funds are available under this grant. Amounts claimed by the Canadian Subsidiary must be repaid in the form of a 10% royalty on any products that are commercialized out of this research project until the loan is fully repaid. The Company expects to make its first repayment in 2018.
In February 2016, the Canadian Subsidiary executed an agreement with ACOA to partially finance the renovations to the Rollo Bay site. The terms of the agreement include funding up to $270,072 with repayment commencing after the final draw-down of the funds. The loan term is nine years with a zero percent interest rate. As of September 30, 2017, the Canadian Subsidiary has drawn down the full amount of available funds and commenced repayment.
Finance PEI (“FPEI”)
FPEI is a corporation of the Ministry of Economic Development and Tourism for Prince Edward Island, Canada, and administers business financing programs for the provincial government. In August 2016, the Canadian Subsidiary obtained a loan from FPEI in the amount of $574,678 to partially finance the purchase of the assets of the former Atlantic Sea Smolt plant in Rollo Bay West on Prince Edward Island. The loan is being repaid through monthly payments of principal and interest with a balloon payment for the balance due in July 2021. The loan is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. The loan is guaranteed by the Parent.
The Company recognized interest expense of $16,112 and $238,931 for the nine months ended September 30, 2017 and 2016, respectively, on its interest-bearing debt. Interest expense in 2016 included $237,500 for the convertible debt facility with Intrexon Corporation (“Intrexon”), its majority shareholder.

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
A summary of the Company’s unvested shares of restricted stock as of September 30, 2017, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2016	4,169	$7.72
Granted	1,751	14.20
Vested	(2,378)	8.09
Unvested at September 30, 2017	3,542	$10.68
During the nine months ended September 30, 2017 and 2016, the Company expensed $19,235 and $13,165, respectively, related to the Chairman’s restricted stock awards. At September 30, 2017, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $37,817. The period over which the unearned share-based compensation is expected to be earned is approximately 2.4 years.
Stock options
In 2006, the Company established its 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provided for the issuance of incentive stock options to employees of the Company and non‑qualified stock options and awards of restricted stock to directors, officers, employees, and consultants of the Company. In accordance with its original terms, no further shares may be granted under the 2006 Plan subsequent to March 18, 2016. All outstanding awards under the 2006 Plan will continue until their individual termination dates.
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
The Company’s option activity under the 2006 Plan and the 2016 Plan is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2016	185,591	$7.89
Issued	52,500	14.20
Exercised	(8,334)	3.30
Expired	(2,554)	19.50
Outstanding at September 30, 2017	227,203	$9.39
Exercisable at September 30, 2017	183,373	$8.28
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.

The weighted average fair value of stock options granted during the nine months ended September 30, 2017, was $4.55. The intrinsic value of options exercised during the nine months ended September 30, 2017, was $43,420. The total intrinsic value of all options outstanding was $325,754 and $602,773 at September 30, 2017, and December 31, 2016, respectively. The total intrinsic value of exercisable options was $325,310 and $597,872 at September 30, 2017, and December 31, 2016, respectively.
The following table summarizes information about options outstanding and exercisable at September 30, 2017:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$3.30	79,337	1.8	79,337
$3.60	800	4.8	800
$5.70	10,336	7.4	10,132
$6.90	29,038	3.7	28,296
$7.50	15,837	5.6	15,837
$9.60	8,300	7.9	8,300
$9.90	800	0.8	800
$10.50	1,600	5.8	1,600
$10.80	2,400	6.8	2,400
$14.20	52,500	9.6	9,616
$23.40	26,255	6.3	26,255
	227,203		183,373	$8.28
Total share-based compensation on stock-option grants amounted to $66,208 and $153,313 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $186,921. The period over which the unearned share-based compensation is expected to be earned is approximately 2.4 years.
9. Commitments and contingencies
The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
In July 2017, the Company extended the lease for its office space in Maynard, Massachusetts. The new lease for 3,558 square feet of office space has a term of five years and seven months, ending March 2023, with total annual rent payments of approximately$60 thousand increasing to $68 thousand during the term of the lease. The lease includes a period of free rent totaling$26,830, which is being amortized over the lease term. There have been no other material changes to the commitments and contingencies disclosed in our annual report on Form 10-K as of and for the year ended December 31, 2016.
10. Related Party Collaboration Agreement
In February 2013, the Company entered into an Exclusive Channel Collaboration agreement (“ECC”) with Intrexon pursuant to which the Company will use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional genetically modified traits in finfish for human consumption.
Total Intrexon service costs incurred under the terms of this agreement for the nine months ended September 30, 2017 and 2016, amounted to $447,382 and $717,141, respectively, and are included as a component of research and development expense in our Consolidated Statements of Operations and Comprehensive Loss. Included in accounts payable and accrued liabilities at September 30, 2017, and December 31, 2016, are amounts due to Intrexon under the ECC totaling $65,000 and $73,780, respectively.

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
Overview
We believe that we are a leader in the field of biotechnology tools for improving the productivity of aquaculture. Our lead product is the AquAdvantage Salmon, which received FDA approval in 2015 as the first genetically modified animal available for sale for human consumption. We intend to commence commercial activities with operations in markets where we have received regulatory approval. The first steps in our commercial plan have been implemented, including the following:

•
we received approval from the provincial regulatory authorities in Prince Edward Island for the construction of a broodstock facility to house our non-transgenic Atlantic salmon stock and a 250-metric-ton recirculating aquaculture system (“RAS”) facility to grow out our AquAdvantage Salmon;

•
we are continuing an active search in both the United States and Canada for either an existing land-based RAS facility or a site on which to build a new facility for the commercial production of AquAdvantage Salmon; and

•	we made our first sales of AquAdvantage Salmon from our farm site in Panama.
In addition, on June 22, 2017, we purchased certain assets of the aquaculture facility of Bell Fish Company LLC, which we intend to use to grow out our AquAdvantage Salmon for sale and consumption in the United States. The facility and related assets acquired from Bell Fish Company LLC provide one input into the Company's process for growing its product, and, accordingly, the purchase of the facility was accounted for as an asset purchase rather than the acquisition of a “business,” consistent with ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.”
Revenue
We generate product revenue through the sales of our AquAdvantage Salmon. Revenue is recognized when the Company identifies the performance obligation in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue upon completion of the performance obligation. Sales orders contain a single deliverable, AquAdvantage Salmon, and revenue is recognized upon delivery. During June 2017, the Company completed its first sales of AquAdvantage Salmon.
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
Sales and Marketing Expenses
Our sales and marketing expenses currently include personnel costs, travel, and consulting fees for market-related activities. As of September 30, 2017, we had three employees dedicated to sales and marketing.
Research and Development Expenses
As of September 30, 2017, we employed nineteen scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research and development functions;

•	fees paid to contract research organizations, Intrexon, and consultants who perform research for us;

•	costs related to laboratory supplies used in our research and development efforts;

•	costs related to the operation of our field trials; and

•	costs related to the grow-out of fish at the Panama site that are not capitalized in inventory.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services, along with the maintenance and repair costs for our Indiana facility. We had thirteen employees in our general and administrative group at September 30, 2017.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, and interest income.
Results of Operations
Comparison of the three months ended September 30, 2017, to the three months ended September 30, 2016.
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2017	2016
	(unaudited)
Product revenue	$—	$—	$—	—%

Operating expenses:
Product costs	—	—	—	—%
Sales and marketing	196	210	(14)	(7)%
Research and development	861	975	(114)	(12)%
General and administrative	1,382	824	558	68%
Operating loss	2,439	2,009	430	21%
Total other (income) expense	7	133	(126)	(95)%
Net loss	$2,446	$2,142	$304	14%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2017, were down from the corresponding period in 2016 due to lower travel and outside services costs. We expect that our sales and marketing expenses will increase as we move forward with our commercialization plans for AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2017, were down from the corresponding period in 2016 due to a reduction in outside contract research expenses and an allocation of cost to inventory, which were partially offset by increased compensation, as we continued to expand our internal research group. We expect that our research and development expenses will increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2017, were up significantly versus the corresponding period in 2016 due to increased compensation charges, higher professional fees, corporate taxes, and the costs for maintenance and repairs of our Indiana site, which were partially offset by a reduction in legal fees. We expect that our general and administrative expenses will continue to increase as we incur increased costs to comply with corporate governance and reporting and other requirements applicable to U.S. public companies.

Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended September 30, 2017, and interest on the convertible debt with Intrexon, interest on debt, bank charges, and interest income for the three months ended September 30, 2016.
Comparison of the nine months ended September 30, 2017, to the nine months ended September 30, 2016.
The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar Change	% Change
	2017	2016
	(unaudited)
Product revenue	$53	$—	$53	—%

Operating expenses:
Product costs	51	—	51	—%
Sales and marketing	607	650	(43)	(7)%
Research and development	2,517	2,706	(189)	(7)%
General and administrative	3,453	2,428	1,025	42%
Operating loss	6,575	5,784	791	14%
Total other (income) expense	20	241	(221)	(92)%
Net loss	$6,595	$6,025	$570	9%
Product Revenue and Gross Margin
The first sales of AquAdvantage Salmon were recognized during the nine months ended September 30, 2017. Regulatory approval for the harvest and export of our fish from our Panama farm site was received during the current period, and a batch of fish was sold and shipped to customers in Canada.
Gross margin on product sales was $3 thousand, as the inventory had been previously valued at NRV on our balance sheet. We expect that sales of our fish will be infrequent and of small quantities until our Indiana and Rollo Bay facilities are operational and the fish in those facilities have matured, which is expected in the second half of 2019.
Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2017, were down from the corresponding period in 2016 due to lower travel and outside service costs.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2017, were down from the corresponding period in 2016 due to a reduction in outside contract research expenses and an allocation of cost to inventory, which were partly offset by an increase in compensation.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2017, were significantly higher than the corresponding period in 2016 due to increased compensation charges and higher professional fees, corporate taxes, and the costs of maintenance and repair of the Indiana site, which were partially offset by a reduction in stock compensation charges and legal fees.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the nine months ended September 30, 2017. Total other (income) expense is comprised of interest on the convertible debt with Intrexon, gains on asset disposals, bank charges, and interest income for the nine months ended September 30, 2016.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses from operations since our inception in 1991, and, as of September 30, 2017, we had an accumulated deficit of $105.9 million. On February 22, 2016, we entered into a convertible debt facility with Intrexon (the

“Debt Facility”). Advances under the Debt Facility carried an interest rate of 10% per year and had a maturity date of March 1, 2017. The entire $10 million (plus accrued interest) under the Debt Facility was converted into 1,212,908 shares of AquaBounty common stock on December 16, 2016. On January 18, 2017, we completed a private placement of 2,421,073 shares of our common stock to Intrexon for proceeds of approximately $25 million. As of September 30, 2017, we had a cash balance of $4.7 million.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,		Years Ended December 31,
	2017	2016	2016	2015	2014
	(unaudited)
Net cash provided by (used in):
Operating activities	$(6,676)	$(5,434)	$(7,449)	$(6,748)	$(6,561)
Investing activities	(17,235)	(739)	(1,074)	(105)	(152)
Financing activities	25,250	8,045	10,541	3,044	10,024
Effect of exchange rate changes on cash	54	(2)	(7)	(41)	(23)
Net increase (decrease) in cash	$1,393	$1,870	$2,011	$(3,850)	$3,288
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2017, was primarily comprised of our $6.6 million net loss, offset by non-cash depreciation and stock compensation charges of $223 thousand, and increased by working capital uses of $303 thousand. Net cash used in operating activities during the nine months ended September 30, 2016, was primarily comprised of our $6.0 million net loss, offset by non-cash depreciation and stock compensation charges of $273 thousand, and working capital sources of $318 thousand.
Spending on operations increased during the current period due to compensation increases, maintenance and repair costs for our Indiana farm site, and higher charges for professional fees and corporate taxes. The increase in cash used by working capital in the current period was due to the establishment of inventory and an increase in prepaid expenses offset by an increase in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2017, we used $14.2 million for the purchase of certain assets of Bell Fish Company LLC and $3.0 million for construction charges at our Rollo Bay farm site. During the same period in 2016, we used $700 thousand for the purchase of certain assets of Atlantic Sea Smolt Ltd., $57 thousand for property and equipment purchases, and $6 thousand for patent charges. This was offset by $24 thousand in proceeds from the sale of existing assets.
Cash Flows from Financing Activities
During the nine months ended September 30, 2017, we received approximately $25.0 million in proceeds from the issuance of our common stock in a private placement of shares, $257 thousand in proceeds from the issuance of term debt, and $28 thousand in proceeds from the exercise of employee stock options. This was offset by $24 thousand in the repayment of debt. During the same period in 2016, we received $7.5 million in proceeds from the issuance of convertible debt and $547 thousand in proceeds from the issuance of term debt. This was offset by $2 thousand in the repayment of debt.
Future Capital Requirements
We have evaluated our cash resources in view of our planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and have determined that our current funds will be used by the end of December 2017. We intend to devote a significant portion of our existing cash to our farm sites in Indiana and Rollo Bay and the continued investment in our research and development projects. We plan to seek additional financing in the form of debt or equity to fund our cash requirements.
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
Management believes that the Company can continue as a going concern. Management’s assessment is based on its belief that the Company will be able to raise additional equity or debt to fund its requirements. Additionally, management could slow down spending to conserve the Company’s cash if there is a delay in obtaining new funding. Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, if we are unable to generate additional funds in the future through financings, sales of our products, government grants, loans, or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
During the nine months ended September 30, 2017, the Company adopted the following critical accounting policy:
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At September 30, 2017, and December 31, 2016, we had $814 thousand and $527 thousand, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.

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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2017, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
As disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no material additional updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016, except for material changes in the following risk factors:
We may have to label our AquAdvantage Salmon at the retail level as containing a genetically modified organism, which could negatively impact consumer acceptance.
Until the recent passage of the National Sea Grant College Program Reauthorization in July 2016, which contained the National Bioengineered Food Disclosure Standard, or Labeling Act, our AquAdvantage Salmon did not need to be labeled as containing a genetically modified organism, because it had been deemed to be “substantially equivalent” to the traditional product. However, because several states either passed or considered new laws specifying varying requirements for labeling products sold at the retail level that contain genetically modified ingredients, the United States Congress passed the Labeling Act to establish a national standard for package labeling for foods containing genetically modified ingredients. The United States Department of Agriculture has until July 2018 to implement this new law. In addition, a bill was introduced in the United States Senate in July 2017 that could, if it became law, require labeling specific to AquAdvantage Salmon, rather than applicable to all genetically modified foods. Labeling requirements could cause consumers to view the label as either a warning or as an indication that AquAdvantage Salmon is inferior to traditional Atlantic salmon, which could negatively impact consumer acceptance of our product.
We may become subject to increasing regulation, changes in existing regulations, and review of existing regulatory decisions.
Regulations pertaining to genetically modified animals are still developing and could change from their present state. In addition, new legislation could require new regulatory frameworks, changes in existing regulation, or re-evaluation of prior regulatory decisions. For example, in July 2017, a bill was introduced in the United States Senate that could, if it became law, require labeling unique to AquAdvantage Salmon, as well as re-examination of the environmental assessments used by the FDA’s 2015 approval of the NADA for AquAdvantage Salmon. Such legislatively imposed review of a completed regulatory process could result in new restrictions on, or delays in, commercialization of our product in the United States. We could be subject to increasing or more onerous regulatory hurdles as we attempt to commercialize our product, which could require us to incur significant additional capital and operating expenditures and other costs in complying with these laws and regulations. Our regulatory burdens could also increase if AquAdvantage Salmon are found, or believed, to grow to a larger final size than traditional Atlantic salmon.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.

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

AQUABOUNTY TECHNOLOGIES, INC.

November 2, 2017	/s/ Ronald L. Stotish
Ronald L. Stotish
President, Chief Executive Officer, and Director (Principal Executive Officer)

November 2, 2017	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)