Form 10-Q
period 2018-03-31
AquaBounty Technologies, Inc.
filed 2018-05-08
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
  Yes  ☐    No  ☑
At May 8, 2018, the registrant had 12,826,820 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,839,389	$492,861
Certificate of deposit	13,045	13,422
Other receivables	217,536	183,926
Inventory	125,293	172,363
Prepaid expenses and other current assets	156,973	527,322
Total current assets	7,352,236	1,389,894

Property, plant and equipment, net	23,599,868	21,802,976
Definite-lived intangible assets, net	181,569	184,995
Indefinite-lived intangible assets	191,800	191,800
Other assets	162,093	162,093
Total assets	$31,487,566	$23,731,758

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,092,927	$2,666,855
Current debt	59,260	49,794
Total current liabilities	2,152,187	2,716,649

Long-term debt	3,001,813	3,034,420
Total liabilities	5,154,000	5,751,069

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized;
12,675,533 (2017: 8,895,094) shares outstanding	12,676	8,895
Additional paid-in capital	137,629,187	126,718,186
Accumulated other comprehensive loss	(326,002)	(213,884)
Accumulated deficit	(110,982,295)	(108,532,508)
Total stockholders’ equity	26,333,566	17,980,689

Total liabilities and stockholders’ equity	$31,487,566	$23,731,758
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues
Product revenues	$19,097	$—

Costs and expenses
Product costs	16,232	—
Sales and marketing	81,647	208,288
Research and development	977,817	720,022
General and administrative	1,386,873	1,120,788
Total costs and expenses	2,462,569	2,049,098

Operating loss	(2,443,472)	(2,049,098)

Other income (expense)
Gain on disposal of equipment	1,160	—
Interest expense	(5,402)	(5,280)
Other income (expense), net	(2,073)	(1,365)
Total other income (expense)	(6,315)	(6,645)

Net loss	$(2,449,787)	$(2,055,743)

Other comprehensive loss:
Foreign currency translation loss	(112,118)	(14,286)
Total other comprehensive loss	(112,118)	(14,286)

Comprehensive loss	$(2,561,905)	$(2,070,029)

Basic and diluted net loss per share	$(0.21)	$(0.24)
Weighted average number of common shares -
basic and diluted	11,940,874	8,400,795

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2017	8,895,094	$8,895	$126,718,186	$(213,884)	$(108,532,508)	$17,980,689

Net loss					(2,449,787)	(2,449,787)
Other comprehensive loss				(112,118)		(112,118)
Issuance of common stock and warrants, net of expenses	3,692,307	3,692	10,612,356			10,616,048
Exercise of warrants for common stock	76,981	77	250,111			250,188
Share based compensation	11,151	12	48,534			48,546
Balance at March 31, 2018	12,675,533	$12,676	$137,629,187	$(326,002)	$(110,982,295)	$26,333,566
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating activities
Net loss	$(2,449,787)	$(2,055,743)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	67,450	46,873
Share-based compensation	48,546	12,061
Gain on disposal of equipment	(1,160)	—
Changes in operating assets and liabilities:
Other receivables	(39,371)	72,445
Inventory	46,047	(101,046)
Prepaid expenses and other assets	369,621	(191,015)
Accounts payable and accrued liabilities	(508,423)	(287,597)
Net cash used in operating activities	(2,467,077)	(2,504,022)

Investing activities
Purchase of property, plant and equipment	(2,034,048)	(457,223)
Proceeds on sale of equipment	1,173	—
Net cash used in investing activities	(2,032,875)	(457,223)

Financing activities
Proceeds from issuance of debt	—	125,758
Repayment of term debt	(14,168)	(4,563)
Proceeds from the issuance of common stock and warrants, net	10,616,048	24,989,257
Proceeds from the exercise of stock warrants	250,188	—
Net cash provided by financing activities	10,852,068	25,110,452

Effect of exchange rate changes on cash and cash equivalents	(5,588)	(1,212)
Net change in cash and cash equivalents	6,346,528	22,147,995
Cash and cash equivalents at beginning of period	492,861	3,324,609
Cash and cash equivalents at the end of period	$6,839,389	$25,472,604

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$5,402	$5,280
Property and equipment included in accounts payable and accrued liabilities	$976,208	$54,297
Acquisition of equipment under debt arrangement	$75,911	$—
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the three months ended March 31, 2018 and 2017 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
AQUA Bounty Canada Inc. (the “Canadian Subsidiary”) was incorporated in January 1994 for the purpose of establishing a commercial biotechnology laboratory to conduct research and development programs related to the Parent’s technologies and to commercialize the Parent’s products in Canada.
AquaBounty Panama, S. de R.L. (the “Panama Subsidiary”) was incorporated in May 2008 in Panama for the purpose of conducting commercial trials of the Parent’s products.
AquaBounty Farms, Inc. (the “U.S. Subsidiary”) was incorporated in December 2014 in the State of Delaware for the purpose of conducting field trials and commercializing the Parent’s products in the United States.
AquaBounty Farms Indiana LLC (the “Indiana Subsidiary”), which is wholly owned by the U.S. Subsidiary, was formed in June 2017 in the State of Delaware for the purpose of operating its aquaculture facility in Albany, Indiana.
AquaBounty Brasil Participações Ltda. (the “Brazil Subsidiary”) was incorporated in May 2015 for the purpose of conducting field trials and commercializing the Parent’s products in Brazil.
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
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2017. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2018, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
Net loss per share
Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Basic net loss is based solely on the number of common shares outstanding during the period. Fully diluted net loss per share includes the number of shares of common stock issuable upon the exercise of warrants and options with an exercise price less than the fair value of the common stock. Since the Company is reporting a net loss for all periods presented, all potential common shares are considered anti‑dilutive and are excluded from the calculation of diluted net loss per share.
Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. Additionally, the new guidance has simplified accounting for sale and leaseback transactions. Lessor accounting is largely unchanged. The ASU is effective for fiscal years beginning after December 15, 2018. It is expected that assets and liabilities will increase based upon the present value of remaining lease payments for leases in place at the adoption date. Based on current leases in place, this is not expected to be material to the Company’s consolidated financial statements; however, such amounts may be material to the financial statements depending on terms of any lease renewals and other leases entered into.
Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.
Liquidity and Management’s Plan
At March 31, 2018, the Company’s cash balance totaled $6.8 million. Management has evaluated the Company’s cash resources as of May 1, 2018, in view of its planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and has determined that its current funds will be used by the end of December 2018 primarily due to increased working capital requirements. However, management believes that the Company can continue as a going concern.
Management’s assessment is based on its belief that the Company will be able to raise additional equity or debt to fund its requirements. Additionally, management has the ability to manage expenditures, including the slowing down, delaying, or halting of construction projects at our farm sites, in order to slow down spending to conserve the Company’s cash if there is a delay in obtaining new funding. Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $860,147 at March 31, 2018.
Financial instruments
The carrying amounts reported in the consolidated balance sheets for other receivables and accounts payable approximate fair value based on the short-term maturity of these instruments. The carrying value of term debt approximates its fair value, since it provides for market terms and interest rates.
4. Inventory
Major classifications of inventory are summarized as follows:

	March 31,	December 31,
	2018	2017
Feed	$49,873	$60,161
Eggs	24,552	73,967
Fish in process	50,868	38,235
Total inventory	$125,293	$172,363

5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2018	2017
Land	$720,166	$676,083
Building and improvements	9,130,696	9,187,160
Construction in process	6,910,525	5,119,961
Equipment	8,253,941	8,211,510
Office furniture and equipment	135,065	136,091
Vehicles	28,346	29,135
Total property and equipment	$25,178,739	$23,359,940
Less accumulated depreciation and amortization	(1,578,871)	(1,556,964)
Property, plant and equipment, net	$23,599,868	$21,802,976
Depreciation and amortization expense was $64,024 and $43,447 for the three months ended March 31, 2018 and 2017, respectively.
Included as construction in process is $5.4 million for renovation and new construction costs incurred at our Rollo Bay farm site. An additional $1.2 million has been committed. The grow-out building is expected to be complete by year end and the broodstock building during the first quarter of 2019.
On June 22, 2017, the Company purchased the aquaculture facility of Bell Fish Company LLC in Albany, Indiana, for $14.2 million, including legal and other expenses incurred. The Company intends to upgrade the facility for use to grow out its AquAdvantage Salmon for harvest and sale in the United States. Included in construction in process is $1.5 million in renovation costs incurred at the site. The Company currently has an additional $0.8 million committed to this project. This facility is expected to go into service in the third quarter of 2018, although upgrades will continue through 2019.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	March 31,	December 31,
	2018	2017
Accounts payable	$1,076,845	$1,089,919
Accrued payroll including vacation	260,843	364,368
Accrued professional fees and research costs	248,722	443,178
Accrued franchise and excise taxes	109,237	240,880
Accrued construction costs	367,940	509,950
Accrued other	29,340	18,560
Accounts payable and accrued liabilities	$2,092,927	$2,666,855
7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	March 31, 2018	December 31, 2017
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,225,737	$2,287,771
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	236,995	251,056
Kubota Canada Ltd. (C$95,961)	0%	C$1,142	January 2025	$72,599	$—
Finance PEI term loan (C$717,093)	4%	C$4,333	July 2021	525,742	545,387
Total debt				$3,061,073	$3,084,214
less: current portion				(59,260)	(49,794)
Long-term debt				$3,001,813	$3,034,420

Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	Total
2018	$—	$21,762	$14,571	$7,968	$44,301
2019	—	29,016	20,219	10,624	59,859
2020	—	29,016	21,042	10,624	60,682
2021	—	29,016	469,910	10,624	509,550
2022	—	29,016	—	10,624	39,640
Thereafter	2,225,737	99,169	—	22,135	2,347,041
Total	$2,225,737	$236,995	$525,742	$72,599	$3,061,073
Atlantic Canada Opportunities Agency (“ACOA”)
ACOA is a Canadian government agency that provides funding to support the development of businesses and promote employment in the Atlantic region of Canada.
In January 2009, the Canadian Subsidiary was awarded a grant from ACOA to provide a contribution towards the funding of a research and development project. Contributions under the grant were made through 2014 and no further funds are available. Amounts claimed by the Canadian Subsidiary must be repaid in the form of a 10% royalty on any products that are commercialized out of this research project until the loan is fully repaid. Revenue from the sale of AquAdvantage Salmon are not subject to the royalty, and the Company does not expect to commercialize products that would be subject to the royalty in the next five years.
In February 2016, the Canadian Subsidiary executed an agreement with ACOA to partially finance the renovations to the Rollo Bay site. All available funding under the agreement was disbursed through May 2017, and no further amounts are available. The loan is being repaid over a period of nine years.
Kubota Canada Ltd. (“Kubota”)
Kubota is a manufacturer of power equipment for the construction, agriculture, commercial, and residential industries. In January 2018, the Canadian Subsidiary financed the purchase of equipment through a lease with Kubota. The total amount financed was $75,911 and is being repaid in monthly installments. The loan is secured by the underlying equipment.
Finance PEI (“FPEI”)
FPEI is a corporation of the Ministry of Economic Development and Tourism for Prince Edward Island, Canada, and administers business financing programs for the provincial government. In August 2016, the Canadian Subsidiary obtained a loan from FPEI to partially finance the purchase of the assets of the former Atlantic Sea Smolt plant in Rollo Bay West on Prince Edward Island. The loan is being repaid through monthly payments of principal and interest with a balloon payment for the balance due in July 2021. The loan is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. The loan is guaranteed by the Parent.
The Company recognized interest expense of $5,331 and $5,270 for the three months ended March 31, 2018 and 2017, respectively, on its interest-bearing debt.
8. Stockholders’ equity
Recent issuances
In January 2018, the Company completed a public offering of 3,692,307 Common Shares and warrants for 4,246,153 Common Shares. Net proceeds to the Company were $10.6 million after deducting discounts, fees, and expenses. Intrexon Corporation, the Company’s majority shareholder, participated in the offering, purchasing 1,538,461 Common Shares and warrants for 1,538,461 Common Shares for gross proceeds of $5.0 million.
In March 2018, the Company issued 76,981 Common Shares in conjunction with the exercise of warrants, with total proceeds of $250,188.

Warrants
In connection with a public offering of Common Shares that was completed in January 2018, the Company issued warrants to purchase 4,246,153 Common Shares. Each warrant has an exercise price per share of $3.25, is immediately exercisable, and will expire five years from the date of issuance. The following table summarizes information about outstanding warrants at March 31, 2018:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2017
Issued	4,246,153	$3.25
Exercised	(76,981)	3.25
Outstanding at March 31, 2018	4,169,172	$3.25
Exercisable at March 31, 2018	4,169,172	$3.25
Share-based compensation
Restricted stock
A summary of the Company’s unvested shares of restricted stock as of March 31, 2018, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2017	2,697	$11.37
Granted	11,151	2.50
Vested	(1,004)	7.02
Unvested at March 31, 2018	12,844	$4.01
During the three months ended March 31, 2018 and 2017, the Company expensed $6,967 and $4,905, respectively, related to the Chairman’s restricted stock awards. At March 31, 2018, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $51,346. The period over which the unearned share-based compensation is expected to be earned is approximately 2.8 years.
Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2017	227,203	$9.39
Issued	113,561	2.50
Outstanding at March 31, 2018	340,764	$7.09
Exercisable at March 31, 2018	207,390	$8.37
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
The weighted average fair value of stock options granted during the three months ended March 31, 2018, was $1.65. The total intrinsic value of all options outstanding was $51,102 and $17,454 at March 31, 2018, and December 31, 2017, respectively. The total intrinsic value of exercisable options was $4,480 and $17,454 at March 31, 2018, and December 31, 2017, respectively.

The following table summarizes information about options outstanding and exercisable at March 31, 2018:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$2.50 - $5.70	204,034	6.4	100,427
$6.90 - $9.60	53,175	4.5	52,989
$9.90 - $10.80	4,800	4.9	4,800
$14.20 - $23.40	78,755	8.0	49,174
	340,764		207,390	$8.37
Total share-based compensation on stock-option grants amounted to $41,579 and $7,156 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $305,761. The period over which the unearned share-based compensation is expected to be earned is approximately 1.9 years.
9. Commitments and contingencies
The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
See Note 5 for commitments related to our renovation and construction costs.
There have been no other material changes to the commitments and contingencies disclosed in our annual report on Form 10‑K as of and for the year ended December 31, 2017.
10. Related Party Collaboration Agreement
In February 2013, the Company entered into an Exclusive Channel Collaboration agreement (“ECC”) with Intrexon pursuant to which the Company will use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional genetically modified traits in finfish for human consumption.
Total Intrexon service costs incurred under the terms of this agreement for the three months ended March 31, 2018 and 2017, amounted to $84,480 and $181,500, respectively, and are included as a component of research and development expense in our Consolidated Statements of Operations and Comprehensive Loss. Included in accounts payable and accrued liabilities at March 31, 2018, and December 31, 2017, are amounts due to Intrexon under the ECC totaling $38,477 and $135,301, respectively.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10‑K for the year ended December 31, 2017, which was filed on March 8, 2018.
This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017. Our actual results may differ materially from those discussed below. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment. The forward-looking statements included in this Quarterly Report on Form 10‑Q are made only as of the date hereof.
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

•	we made our first sales of AquAdvantage Salmon from our farm site in Panama;

▪	we purchased certain assets of the aquaculture facility of Bell Fish Company LLC, which we intend to use to grow out our AquAdvantage Salmon for sale and consumption in the United States; and

•
we are also continuing an active search in both the United States and Canada for either an existing land-based RAS facility or a site on which to build a new facility for the commercial production of AquAdvantage Salmon.

Revenue
We generate product revenue primarily through the sales of our AquAdvantage Salmon. We may also sell excess non-transgenic salmon eggs and fry to local growers. Revenue is recognized when the Company identifies the performance obligation in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue upon completion of the performance obligation. Sales orders contain a single deliverable, and revenue is recognized upon delivery. During 2017, the Company completed its first sales of AquAdvantage Salmon.
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
Sales and Marketing Expenses
Our sales and marketing expenses currently include personnel costs, travel, and consulting fees for market-related activities. As of March 31, 2018, we had one employee dedicated to sales and marketing.
Research and Development Expenses
As of March 31, 2018, we employed seventeen scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services, along with pre-production costs for our Indiana facility. We had nineteen employees in our general and administrative group at March 31, 2018.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, and interest income.

Results of Operations
Comparison of the three months ended March 31, 2018, to the three months ended March 31, 2017.
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2018	2017
	(unaudited)
Product revenue	$19	$—	$19	—%

Operating expenses:
Product costs	16	—	16	—%
Sales and marketing	82	208	(126)	(61)%
Research and development	978	720	258	36%
General and administrative	1,387	1,121	266	24%
Operating loss	2,444	2,049	395	19%
Total other (income) expense	6	7	(1)	(14)%
Net loss	$2,450	$2,056	$394	19%
Product Revenue and Product Cost
Product revenue for the three months ended March 31, 2018 consisted of sales of non-transgenic Atlantic salmon eggs. We expect that our sales will be modest and infrequent until our grow-out facilities in Indiana and Rollo Bay are operational and at full capacity.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2018, were down from the corresponding period in 2017 due to lower personnel and travel costs. We expect that our sales and marketing expenses will be relatively flat until we increase our production of AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2018, were up from the corresponding period in 2017 due to increases in personnel, supplies, and facility costs related to the partial commencement of activities at our Rollo Bay site and increased field trial costs. We expect that our research and development expenses will continue to increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2018, were up from the corresponding period in 2017 due to increases in personnel, supplies, and outside contractors primarily related to pre-production costs at our Indiana site, which were partially offset by a reduction in legal fees. We expect that our general and administrative expenses will continue to increase until we commence grow-out operations at the Indiana facility.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, interest income, and a gain on the disposal of an asset for the three months ended March 31, 2018 and 2017.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses from operations since our inception in 1991, and, as of March 31, 2018, we had an accumulated deficit of $111 million. On January 18, 2017, we completed a private placement of 2,421,073 Common Shares to Intrexon for proceeds of approximately $25 million. On January 17, 2018, we completed a public offering of 3,692,307 Common Shares and warrants to purchase 4,246,153 Common Shares for net proceeds of $10.6 million.
As of March 31, 2018, we had a cash balance of $6.8 million.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,		Years Ended December 31,
	2018	2017	2017	2016	2015
	(unaudited)
Net cash provided by (used in):
Operating activities	$(2,467)	$(2,504)	$(9,101)	$(7,449)	$(6,748)
Investing activities	(2,033)	(457)	(19,046)	(1,074)	(105)
Financing activities	10,852	25,110	25,238	10,541	3,044
Effect of exchange rate changes on cash	(5)	(1)	77	(7)	(41)
Net increase (decrease) in cash	$6,347	$22,148	$(2,832)	$2,011	$(3,850)
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2018, was primarily comprised of our $2.4 million net loss, offset by non-cash depreciation and stock compensation charges of $116 thousand, and increased by working capital uses of $132 thousand. Net cash used in operating activities during the three months ended March 31, 2017, was primarily comprised of our $2.1 million net loss, offset by non-cash depreciation and stock compensation charges of $59 thousand, and increased by working capital uses of $507 thousand.
Spending on operations increased during the current period due to headcount additions, maintenance and repair costs for our Indiana farm site, and commencement of partial activities at our Rollo Bay site. The increase in cash used by working capital in the current period was due to a reduction in accounts payable and accrued liabilities, offset by reductions in inventory and prepaid expenses.
Cash Flows from Investing Activities
During the three months ended March 31, 2018, we used $2.0 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site. During the same period in 2017, we used $457 thousand for construction charges at our Rollo Bay site.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, we received approximately $10.6 million in net proceeds from the issuance of Common Shares and warrants in a public offering, and $250 thousand from the exercise of warrants. This was offset by $14 thousand in the repayment of debt. During the same period in 2017, we received $25.0 million in proceeds from the issuance of Common Shares in a private placement and $126 thousand in proceeds from the issuance of term debt. This was offset by $5 thousand in the repayment of debt.
Future Capital Requirements
We have evaluated our cash resources as of May 1, 2018, in view of our planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and have determined that our current funds will be used by the end of December 2018, primarily due to increased working capital requirements. We intend to devote a significant portion of our existing cash to our farm sites in Indiana and Rollo Bay and the continued investment in our research and development projects. We plan to seek additional financing in the form of debt or equity to fund our cash requirements.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing of additional regulatory approvals and permits for AquAdvantage Salmon, if any;

•	the cost to complete construction activities at our Rollo Bay site;

•	the cost to upgrade the equipment at our Indiana site; and

•	the timing of costs related to the FDA legal challenge (see “Legal Proceedings,” below).
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
Management believes that the Company can continue as a going concern. Management’s assessment is based on its belief that the Company will be able to raise additional equity or debt to fund its requirements. Additionally, management could reduce spending, including the slowing down, delaying, or halting of construction in process at our farm sites, to conserve the Company’s cash if there is a delay in obtaining new funding. Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, if we are unable to generate additional funds in the future through financings, sales of our products, government grants, loans, or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At March 31, 2018, and December 31, 2017, we had $526 thousand and $545 thousand, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2018, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(g) and 15d‑15(f)) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.  Risk Factors
As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017, which was filed on March 8, 2018, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no material additional updates or changes to our risk factors since the filing of our Annual Report on Form 10‑K for the year ended December 31, 2017.
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

AQUABOUNTY TECHNOLOGIES, INC.

May 8, 2018	/s/ Ronald L. Stotish
Ronald L. Stotish
President, Chief Executive Officer, and Director (Principal Executive Officer)

May 8, 2018	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)