Form 10-Q
period 2018-06-30
AquaBounty Technologies, Inc.
filed 2018-08-07
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
  Yes  ☐    No  ☑
At August 3, 2018, the registrant had 12,848,376 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,518,806	$492,861
Certificate of deposit	12,820	13,422
Other receivables	101,328	183,926
Inventory	82,429	172,363
Prepaid expenses and other current assets	394,594	527,322
Total current assets	4,109,977	1,389,894

Property, plant and equipment, net	23,617,701	21,802,976
Definite-lived intangible assets, net	178,143	184,995
Indefinite-lived intangible assets	191,800	191,800
Other assets	162,093	162,093
Total assets	$28,259,714	$23,731,758

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,168,875	$2,666,855
Current debt	58,377	49,794
Total current liabilities	1,227,252	2,716,649

Long-term debt	2,932,573	3,034,420
Total liabilities	4,159,825	5,751,069

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
12,848,376 (2017: 8,895,094) shares outstanding	12,848	8,895
Additional paid-in capital	138,262,298	126,718,186
Accumulated other comprehensive loss	(411,813)	(213,884)
Accumulated deficit	(113,763,444)	(108,532,508)
Total stockholders’ equity	24,099,889	17,980,689

Total liabilities and stockholders’ equity	$28,259,714	$23,731,758
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Product revenues	$47,898	$53,278	$66,995	$53,278

Costs and expenses
Product costs	47,287	50,777	63,519	50,777
Sales and marketing	76,381	202,910	158,028	411,198
Research and development	880,822	936,317	1,858,639	1,656,339
General and administrative	1,827,991	950,348	3,214,864	2,071,136
Total costs and expenses	2,832,481	2,140,352	5,295,050	4,189,450

Operating loss	(2,784,583)	(2,087,074)	(5,228,055)	(4,136,172)

Other income (expense)
Gain on disposal of equipment	10,585	—	11,745	—
Interest expense	(5,283)	(5,253)	(10,685)	(10,533)
Other income (expense), net	(1,868)	(1,109)	(3,941)	(2,474)
Total other income (expense)	3,434	(6,362)	(2,881)	(13,007)

Net loss	$(2,781,149)	$(2,093,436)	$(5,230,936)	$(4,149,179)

Other comprehensive income (loss):
Foreign currency translation income (loss)	(85,811)	22,437	(197,929)	8,151
Total other comprehensive income (loss)	(85,811)	22,437	(197,929)	8,151

Comprehensive loss	$(2,866,960)	$(2,070,999)	$(5,428,865)	$(4,141,028)

Basic and diluted net loss per share	$(0.22)	$(0.24)	$(0.42)	$(0.48)
Weighted average number of common shares -
basic and diluted	12,787,761	8,892,213	12,366,657	8,647,861

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2017	8,895,094	$8,895	$126,718,186	$(213,884)	$(108,532,508)	$17,980,689

Net loss					(5,230,936)	(5,230,936)
Other comprehensive loss				(197,929)		(197,929)
Issuance of common stock and warrants, net of expenses	3,692,307	3,692	10,612,356			10,616,048
Exercise of warrants for common stock	249,824	250	811,678			811,928
Share based compensation	11,151	11	120,078			120,089
Balance at June 30, 2018	12,848,376	$12,848	$138,262,298	$(411,813)	$(113,763,444)	$24,099,889
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017

Operating activities
Net loss	$(5,230,936)	$(4,149,179)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	273,646	91,569
Share-based compensation	120,089	48,752
Gain on disposal of equipment	(11,745)	—
Changes in operating assets and liabilities:
Other receivables	77,782	7,853
Inventory	88,656	(78,275)
Prepaid expenses and other assets	131,486	(279,058)
Accounts payable and accrued liabilities	(783,356)	(38,702)
Net cash used in operating activities	(5,334,378)	(4,397,040)

Investing activities
Purchase of property, plant and equipment	(3,039,177)	(16,193,926)
Proceeds on sale of equipment	21,745	—
Net cash used in investing activities	(3,017,432)	(16,193,926)

Financing activities
Proceeds from issuance of debt	—	256,807
Repayment of term debt	(28,870)	(11,405)
Proceeds from the issuance of common stock and warrants, net	10,616,048	24,989,257
Proceeds from the exercise of stock options and warrants	811,928	27,502
Net cash provided by financing activities	11,399,106	25,262,161

Effect of exchange rate changes on cash and cash equivalents	(21,351)	(4,422)
Net change in cash and cash equivalents	3,025,945	4,666,773
Cash and cash equivalents at beginning of period	492,861	3,324,609
Cash and cash equivalents at the end of period	$3,518,806	$7,991,382

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$10,685	$10,533
Property and equipment included in accounts payable and accrued liabilities	$330,136	$16,218
Acquisition of equipment under debt arrangement	$75,124	$—
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the six months ended June 30, 2018 and 2017 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
2. Basis of presentation
The unaudited interim consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries, AQUA Bounty Canada Inc.; AquaBounty Panama, S. de R.L.; AquaBounty Farms, Inc.; AquaBounty Farms Indiana LLC; and AquaBounty Brasil Participações Ltda. All inter-company transactions and balances have been eliminated upon consolidation.
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2017. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2018, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
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
Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. Additionally, the new guidance has simplified accounting for sale and leaseback transactions. Lessor accounting is largely unchanged. The ASU is effective for fiscal years beginning after December 15, 2018. Details of this ASU are still being clarified, so the Company is continuing its evaluation of the impact on its consolidated financial statements.
In February 2018, FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income” which provides guidance on the impact to comprehensive income from changes due to the 2017 Tax Cuts and Jobs Act. The Company is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2018.
Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.
Liquidity and Management’s Plan
At June 30, 2018, the Company’s cash balance totaled $3.5 million. Management has evaluated the Company’s cash resources as of August 1, 2018, in view of its planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and has determined that its current funds will be used by the end of December 2018 primarily due to increased working capital requirements. However, management believes that the Company can continue as a going concern.
Management’s assessment is based on its belief that it is probable that the Company will be able to raise additional equity or debt to fund its requirements. Additionally, management has the ability to manage expenditures, including the slowing down, delaying, or halting of construction projects at our farm sites, in order to slow down spending to conserve the Company’s cash if there is a delay in obtaining new funding. Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
3. Risks and uncertainties
The Company is subject to risks and uncertainties common in the biotechnology and aquaculture industries. Such risks and uncertainties include, but are not limited to: (i) results from current and planned product development studies and trials; (ii) decisions made by the FDA or similar regulatory bodies in other countries with respect to approval and commercial sale of any of the Company’s proposed products; (iii) the commercial acceptance of any products approved for sale and the Company’s ability to manufacture, distribute, and sell for a profit any products approved for sale; (iv) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies; and (v) the outcome of any collaborations or alliances entered into by the Company. In addition, as disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017, which was filed on March 8, 2018, there are a number of other risks and uncertainties that may have a material effect on the operating results of our business and our financial condition.
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $191,536 at June 30, 2018.
Financial instruments
The carrying amounts reported in the consolidated balance sheets for other receivables and accounts payable approximate fair value based on the short-term maturity of these instruments. The carrying value of term debt approximates its fair value, since it provides for market terms and interest rates.
4. Inventory
Major classifications of inventory are summarized as follows:

	June 30,	December 31,
	2018	2017
Feed	$49,674	$60,161
Eggs	9,429	73,967
Packaging	8,913	—
Fish in process	14,413	38,235
Total inventory	$82,429	$172,363

5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2018	2017
Land	$714,785	$676,083
Building and improvements	9,316,101	9,187,160
Construction in process	5,562,148	5,119,961
Equipment	9,558,732	8,211,510
Office furniture and equipment	190,998	136,091
Vehicles	27,830	29,135
Total property and equipment	$25,370,594	$23,359,940
Less accumulated depreciation and amortization	(1,752,893)	(1,556,964)
Property, plant and equipment, net	$23,617,701	$21,802,976
Depreciation and amortization expense was $266,794 and $84,717 for the six months ended June 30, 2018 and 2017, respectively.
Included in construction in process is $5.3 million for renovation and new construction costs incurred at our Rollo Bay farm site. An additional $1.1 million has been committed. The grow-out building is expected to be completed by year end, and the broodstock building is expected to be completed during 2019.
On June 22, 2017, the Company purchased the aquaculture facility of Bell Fish Company LLC in Albany, Indiana, for $14.2 million, including legal and other expenses incurred. Through June 30, 2018, the Company has invested $1.9 million to upgrade the facility for use to grow out its AquAdvantage Salmon for harvest and sale in the United States. The Company currently has an additional $0.4 million committed to this project. This facility is now operational, although the Company expects that upgrades will continue through 2019.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	June 30,	December 31,
	2018	2017
Accounts payable	$526,228	$1,089,919
Accrued payroll including vacation	257,281	364,368
Accrued professional fees and research costs	209,102	443,178
Accrued franchise and excise taxes	40,001	240,880
Accrued construction costs	99,901	509,950
Accrued other	36,362	18,560
Accounts payable and accrued liabilities	$1,168,875	$2,666,855
7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	June 30, 2018	December 31, 2017
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,185,243	$2,287,771
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	225,562	251,056
Kubota Canada Ltd. (C$95,961)	0%	C$1,142	January 2025	68,670	—
Finance PEI term loan (C$717,093)	4%	C$4,333	July 2021	511,475	545,387
Total debt				$2,990,950	$3,084,214
less: current portion				(58,377)	(49,794)
Long-term debt				$2,932,573	$3,034,420

Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	Total
2018	$—	$14,244	$9,604	$5,215	$29,063
2019	—	28,488	19,851	10,431	58,770
2020	—	28,488	20,659	10,431	59,578
2021	—	28,488	461,361	10,431	500,280
2022	—	28,488	—	10,431	38,919
Thereafter	2,185,243	97,366	—	21,731	2,304,340
Total	$2,185,243	$225,562	$511,475	$68,670	$2,990,950
Atlantic Canada Opportunities Agency (“ACOA”)
ACOA is a Canadian government agency that provides funding to support the development of businesses and promote employment in the Atlantic region of Canada.
In January 2009, the Canadian Subsidiary was awarded an Atlantic Innovation Fund (“AIF”) grant from ACOA to provide a contribution towards the funding of a research and development project. Contributions under the grant were made through 2014 and no further funds are available. Amounts claimed by the Canadian Subsidiary must be repaid in the form of a 10% royalty on any products that are commercialized out of this research project until the loan is fully repaid. Revenue from the sale of AquAdvantage Salmon are not subject to the royalty, and the Company does not expect to commercialize products that would be subject to the royalty in the next five years.
In February 2016, the Canadian Subsidiary executed an agreement with ACOA to partially finance the renovations to the Rollo Bay farm site. All available funding under the agreement was disbursed through May 2017, and no further amounts are available. The loan is being repaid over a period of nine years.
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
The Company recognized interest expense of $10,613 and $10,523 for the six months ended June 30, 2018 and 2017, respectively, on its interest-bearing debt.
8. Stockholders’ equity
In May 2018, the Company’s shareholders approved a reduction in the number of authorized shares of stock from 240 million to 55 million, of which 5 million are authorized as preferred stock and 50 million as common stock.
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
As of June 30, 2018, the Company has issued 249,824 Common Shares in conjunction with the exercise of warrants, with total proceeds of $811,928.

Warrants
In connection with a public offering of Common Shares that was completed in January 2018, the Company issued warrants to purchase 4,246,153 Common Shares. Each warrant has an exercise price per share of $3.25, is immediately exercisable, and will expire five years from the date of issuance. The following table summarizes information about outstanding warrants at June 30, 2018:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2017	—	$—
Issued	4,246,153	3.25
Exercised	(249,824)	3.25
Outstanding at June 30, 2018	3,996,329	$3.25
Exercisable at June 30, 2018	3,996,329	$3.25
Share-based compensation
Restricted stock
A summary of the Company’s unvested shares of restricted stock as of June 30, 2018, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2017	2,697	$11.37
Granted	11,151	2.50
Vested	(2,318)	5.93
Unvested at June 30, 2018	11,530	$3.88
During the six months ended June 30, 2018 and 2017, the Company expensed $13,664 and $12,070, respectively, related to the Chairman’s restricted stock awards. At June 30, 2018, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $44,649. The period over which the unearned share-based compensation is expected to be earned is approximately 2.7 years.
Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2017	227,203	$9.39
Issued	113,561	2.50
Expired	(800)	9.90
Outstanding at June 30, 2018	339,964	$7.09
Exercisable at June 30, 2018	238,943	$7.76
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
The weighted average fair value of stock options granted during the six months ended June 30, 2018, was $1.65. The total intrinsic value of all options outstanding was $96,636 and $17,454 at June 30, 2018, and December 31, 2017, respectively. The total intrinsic value of exercisable options was $34,141 and $17,454 at June 30, 2018, and December 31, 2017, respectively.

The following table summarizes information about options outstanding and exercisable at June 30, 2018:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$2.50 - $5.70	204,034	6.1	128,739
$6.90 - $9.60	53,175	4.2	53,175
$10.50 - $10.80	4,000	5.6	4,000
$14.20 - $23.40	78,755	7.7	53,029
	339,964		238,943	$7.76
Total share-based compensation on stock-option grants amounted to $106,425 and $36,682 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $240,916. The period over which the unearned share-based compensation is expected to be earned is approximately 1.7 years.
9. Commitments and contingencies
The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
In May 2018, the Company extended its lease for its Panama farm site for an additional twelve months with total rent payments of $180,000.
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
Total Intrexon service costs incurred under the terms of this agreement for the six months ended June 30, 2018 and 2017, amounted to $136,041 and $315,116, respectively, and are included as a component of research and development expense in our Consolidated Statements of Operations and Comprehensive Loss. Included in accounts payable and accrued liabilities at June 30, 2018, and December 31, 2017, are amounts due to Intrexon under the ECC totaling $18,000 and $135,301, respectively.
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
This discussion and analysis also contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained in “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017. Our actual results may differ materially from those discussed below. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment. The forward-looking statements included in this Quarterly Report on Form 10‑Q are made only as of the date hereof. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events, or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Overview
We believe that we are a leader in the field of biotechnology tools for improving the productivity of aquaculture. Our lead product is the AquAdvantage Salmon, which received FDA approval in 2015 as the first genetically modified animal available for sale for human consumption. We intend to commence commercial activities with operations in markets where we have received regulatory approval. The first steps in our commercial plan have been implemented, including the following:

•
we received approval from the provincial regulatory authorities in Prince Edward Island for the construction of a broodstock facility to house our non-transgenic Atlantic salmon stock and a 250-metric-ton recirculating aquaculture system (“RAS”) facility to grow out our AquAdvantage Salmon, and both facilities are currently under construction;

•	we have completed our first sales of AquAdvantage Salmon to Canada from our farm site in Panama; and

▪	we purchased certain assets of the aquaculture facility of Bell Fish Company LLC, which we intend to use to grow out our AquAdvantage Salmon for sale and consumption in the United States.
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
In the future, we believe that our revenue will depend upon the number of countries in which we have received regulatory approval for the sale of our products, the number and capacity of grow-out facilities we have in operation, and the market acceptance we achieve.
Cost of Products
Cost of products includes the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; an application of overhead; and the cost to process and ship our products to customers.
Sales and Marketing Expenses
Our sales and marketing expenses currently include personnel costs, travel, and consulting fees for market-related activities. As of June 30, 2018, we had one employee dedicated to sales and marketing.
Research and Development Expenses
As of June 30, 2018, we employed twenty-three scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services, along with pre-production costs for our Indiana facility. We had twenty employees in our general and administrative group at June 30, 2018.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, and interest income.

Results of Operations
Comparison of the three months ended June 30, 2018, to the three months ended June 30, 2017.
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2018	2017
	(unaudited)
Product revenue	$48	$53	$(5)	(9)%

Operating expenses:
Product costs	47	51	(4)	(8)%
Sales and marketing	76	203	(127)	(63)%
Research and development	881	936	(55)	(6)%
General and administrative	1,828	950	878	92%
Operating loss	2,784	2,087	697	33%
Total other (income) expense	(3)	6	(9)	(150)%
Net loss	$2,781	$2,093	$688	33%
Product Revenue and Product Cost
Product revenue for the three months ended June 30, 2018, consisted of sales of AquAdvantage Salmon and sales of non-transgenic Atlantic salmon eggs and fry. We expect that our sales will be modest and infrequent until our grow-out facilities in Indiana and Rollo Bay are operational and at full capacity.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2018, were down from the corresponding period in 2017 due to lower personnel and travel costs. We expect that our sales and marketing expenses will be relatively flat until we increase our production of AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2018, were down from the corresponding period in 2017 due to a reduction in outside contract services, which were partially offset by increased field trial costs. We expect that our research and development expenses will increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2018, were up significantly from the corresponding period in 2017 due primarily to pre-production costs at our Indiana site. We expect that our general and administrative expenses will decrease now that operations at the Indiana facility have commenced.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, interest income, and a net gain on the disposal of assets for the three months ended June 30, 2018 and 2017.

Comparison of the six months ended June 30, 2018, to the six months ended June 30, 2017.
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar Change	% Change
	2018	2017
	(unaudited)
Product revenue	$67	$53	$14	26%

Operating expenses:
Product costs	64	51	13	25%
Sales and marketing	158	411	(253)	(62)%
Research and development	1,858	1,656	202	12%
General and administrative	3,215	2,071	1,144	55%
Operating loss	5,228	4,136	1,092	26%
Total other (income) expense	3	13	(10)	(77)%
Net loss	$5,231	$4,149	$1,082	26%
Product Revenue and Product Cost
Product revenue for the six months ended June 30, 2018, consisted of sales of AquAdvantage Salmon and sales of non-transgenic Atlantic salmon eggs and fry. We expect that our sales will be modest and infrequent until our grow-out facilities in Indiana and Rollo Bay are operational and at full capacity.
Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2018, were down from the corresponding period in 2017 due to lower personnel and travel costs. We expect that our sales and marketing expenses will be relatively flat until we increase our production of AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2018, were up from the corresponding period in 2017 due to increases in personnel, supplies, and facility costs related to the partial commencement of activities at our Rollo Bay site and increased field trial costs, which were partially offset by a reduction in outside contract services. We expect that our research and development expenses will continue to increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2018, were up significantly from the corresponding period in 2017 due to increases in personnel, supplies, and outside contractors primarily related to pre-production costs at our Indiana site, which were partially offset by a reduction in legal fees. We expect that our general and administrative expenses will decrease now that operations at the Indiana facility have commenced.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, interest income, and a net gain on the disposal of assets for the six months ended June 30, 2018 and 2017.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses from operations since our inception in 1991, and, as of June 30, 2018, we had an accumulated deficit of $114 million. On January 18, 2017, we completed a private placement of 2,421,073 Common Shares to Intrexon for proceeds of approximately $25 million. On January 17, 2018, we completed a public offering of 3,692,307 Common Shares and warrants to purchase 4,246,153 Common Shares for net proceeds of $10.6 million.
As of June 30, 2018, we had a cash balance of $3.5 million.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,		Years Ended December 31,
	2018	2017	2017	2016	2015
	(unaudited)
Net cash provided by (used in):
Operating activities	$(5,334)	$(4,397)	$(9,101)	$(7,449)	$(6,748)
Investing activities	(3,018)	(16,194)	(19,046)	(1,074)	(105)
Financing activities	11,399	25,262	25,238	10,541	3,044
Effect of exchange rate changes on cash	(21)	(4)	77	(7)	(41)
Net increase (decrease) in cash	$3,026	$4,667	$(2,832)	$2,011	$(3,850)
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2018, was primarily comprised of our $5.2 million net loss, offset by non-cash charges of $382 thousand, and increased by working capital uses of $485 thousand. Net cash used in operating activities during the six months ended June 30, 2017, was primarily comprised of our $4.1 million net loss, offset by non-cash charges of $140 thousand, and increased by working capital uses of $388 thousand.
Spending on operations increased during the current period due to headcount additions, maintenance and repair costs for our Indiana farm site, and commencement of partial activities at our Rollo Bay site. The increase in cash used by working capital in the current period was due to a reduction in accounts payable and accrued liabilities, offset by reductions in inventory, prepaid expenses, and receivables.
Cash Flows from Investing Activities
During the six months ended June 30, 2018, we used $3.0 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site. During the same period in 2017, we used $16.2 million for construction at our Rollo Bay site and the purchase of the Indiana farm site.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, we received approximately $10.6 million in net proceeds from the issuance of Common Shares and warrants in a public offering and $812 thousand from the exercise of warrants. This was offset by $29 thousand in the repayment of debt. During the same period in 2017, we received $25.0 million in proceeds from the issuance of Common Shares in a private placement, $257 thousand in proceeds from the issuance of term debt, and $28 thousand from the exercise of stock options. This was offset by $11 thousand in the repayment of debt.
Future Capital Requirements
We have evaluated our cash resources as of August 1, 2018, in view of our planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and have determined that our current funds will be used by the end of December 2018, primarily due to increased working capital requirements. We intend to devote a significant portion of our existing cash to our farm sites in Indiana and Rollo Bay and the continued investment in our research and development projects. We plan to seek additional financing in the form of debt or equity to fund our cash requirements.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing of additional regulatory approvals and permits for AquAdvantage Salmon, if any;

•	the cost to complete construction activities at our Rollo Bay site;

•	the cost to raise fish at our Indiana site; and

•	the timing of costs related to the FDA legal challenge (see “Legal Proceedings,” below).
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
Management believes that the Company can continue as a going concern. Management’s assessment is based on its belief that it is probable that the Company will be able to raise additional equity or debt to fund its requirements. Additionally, management could reduce spending, including the slowing down, delaying, or halting of construction in process at our farm sites, to conserve the Company’s cash if there is a delay in obtaining new funding. Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, if we are unable to generate additional funds in the future through financings, sales of our products, government grants, loans, or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At June 30, 2018, and December 31, 2017, we had $511 thousand and $545 thousand, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2018, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

AQUABOUNTY TECHNOLOGIES, INC.

August 7, 2018	/s/ Ronald L. Stotish
Ronald L. Stotish
President, Chief Executive Officer, and Director (Principal Executive Officer)

August 7, 2018	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)