Form 10-Q
period 2018-09-30
AquaBounty Technologies, Inc.
filed 2018-11-02
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
  Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files).
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
  Yes  ☐    No  ☑
At November 1, 2018, the registrant had 15,098,837 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,030,671	$492,861
Certificate of deposit	13,040	13,422
Other receivables	81,822	183,926
Inventory	72,640	172,363
Prepaid expenses and other current assets	315,383	527,322
Total current assets	1,513,556	1,389,894

Property, plant and equipment, net	24,001,108	21,802,976
Definite-lived intangible assets, net	174,717	184,995
Indefinite-lived intangible assets	191,800	191,800
Other assets	162,093	162,093
Total assets	$26,043,274	$23,731,758

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,483,657	$2,666,855
Current debt	59,636	49,794
Total current liabilities	1,543,293	2,716,649

Long-term debt	2,970,816	3,034,420
Total liabilities	4,514,109	5,751,069

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
12,848,376 (2017: 8,895,094) shares outstanding	12,848	8,895
Additional paid-in capital	138,333,891	126,718,186
Accumulated other comprehensive loss	(327,102)	(213,884)
Accumulated deficit	(116,490,472)	(108,532,508)
Total stockholders’ equity	21,529,165	17,980,689

Total liabilities and stockholders’ equity	$26,043,274	$23,731,758
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Product revenues	$10,938	$—	$77,933	$53,278

Costs and expenses
Product costs	8,874	—	72,393	50,777
Sales and marketing	64,971	195,947	222,999	607,145
Research and development	804,758	860,903	2,663,397	2,517,242
General and administrative	1,852,362	1,382,380	5,067,226	3,453,516
Total costs and expenses	2,730,965	2,439,230	8,026,015	6,628,680

Operating loss	(2,720,027)	(2,439,230)	(7,948,082)	(6,575,402)

Other income (expense)
Gain on disposal of equipment	—	—	11,745	—
Interest expense	(5,169)	(5,597)	(15,854)	(16,130)
Other income (expense), net	(1,832)	(1,392)	(5,773)	(3,866)
Total other income (expense)	(7,001)	(6,989)	(9,882)	(19,996)

Net loss	$(2,727,028)	$(2,446,219)	$(7,957,964)	$(6,595,398)

Other comprehensive income (loss):
Foreign currency translation income (loss)	84,711	34,933	(113,218)	43,084
Total other comprehensive income (loss)	84,711	34,933	(113,218)	43,084

Comprehensive loss	$(2,642,317)	$(2,411,286)	$(8,071,182)	$(6,552,314)

Basic and diluted net loss per share	$(0.21)	$(0.28)	$(0.64)	$(0.76)
Weighted average number of common shares -
basic and diluted	12,848,376	8,895,094	12,528,995	8,731,178

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2017	8,895,094	$8,895	$126,718,186	$(213,884)	$(108,532,508)	$17,980,689

Net loss					(7,957,964)	(7,957,964)
Other comprehensive loss				(113,218)		(113,218)
Issuance of common stock and warrants, net of expenses	3,692,307	3,692	10,612,356			10,616,048
Exercise of warrants for common stock	249,824	250	811,678			811,928
Share based compensation	11,151	11	191,671			191,682
Balance at September 30, 2018	12,848,376	$12,848	$138,333,891	$(327,102)	$(116,490,472)	$21,529,165
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Operating activities
Net loss	$(7,957,964)	$(6,595,398)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	557,718	137,229
Share-based compensation	191,682	85,443
Gain on disposal of equipment	(11,745)	—
Changes in operating assets and liabilities:
Other receivables	97,353	(43,346)
Inventory	97,897	(78,499)
Prepaid expenses and other assets	210,796	(309,986)
Accounts payable and accrued liabilities	(654,997)	128,917
Net cash used in operating activities	(7,469,260)	(6,675,640)

Investing activities
Purchase of property, plant and equipment	(3,375,306)	(17,235,184)
Proceeds on sale of equipment	21,758	—
Net cash used in investing activities	(3,353,548)	(17,235,184)

Financing activities
Proceeds from issuance of debt	—	256,807
Repayment of term debt	(43,437)	(23,677)
Proceeds from the issuance of common stock and warrants, net	10,616,048	24,989,257
Proceeds from the exercise of stock options and warrants	811,928	27,502
Net cash provided by financing activities	11,384,539	25,249,889

Effect of exchange rate changes on cash and cash equivalents	(23,921)	54,147
Net change in cash and cash equivalents	537,810	1,393,212
Cash and cash equivalents at beginning of period	492,861	3,324,609
Cash and cash equivalents at the end of period	$1,030,671	$4,717,821

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$15,854	$16,130
Property and equipment included in accounts payable and accrued liabilities	$512,497	$472,283
Acquisition of equipment under debt arrangement	$74,555	$—
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the nine months ended September 30, 2018 and 2017 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2017. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2018, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
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
Liquidity and Management’s Plan
At September 30, 2018, the Company’s cash balance totaled $1.0 million. Management has evaluated the Company’s cash resources as of the date of issuance, including the proceeds from the warrant exercise as disclosed in Note 11, in view of its planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and has determined that its current funds will be used during the first half of 2019 primarily due to increased working capital requirements. However, management believes that the Company can continue as a going concern.
Management’s assessment is based primarily on its ability and past experience in managing expenditures in order to conserve the Company’s cash. Management has the ability to reduce expenditures, slow-down or delay capital spending and divest assets in order to extend cash through the next twelve months.
In addition, the Company continues to seek additional financing in the form of debt or equity. However, there is no assurance the Company can be successful in securing additional financing.
Management believes it is probable that its plans will be effectively implemented and therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $111,771 at September 30, 2018.
Financial instruments
The carrying amounts reported in the consolidated balance sheets for other receivables and accounts payable approximate fair value based on the short-term maturity of these instruments. The carrying value of term debt approximates its fair value, since it provides for market terms and interest rates.

4. Inventory
Major classifications of inventory are summarized as follows:

	September 30,	December 31,
	2018	2017
Feed	$35,871	$60,161
Eggs	—	73,967
Packaging	8,913	—
Fish in process	27,856	38,235
Total inventory	$72,640	$172,363
5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2018	2017
Land	$719,949	$676,083
Building and improvements	9,352,175	9,187,160
Construction in process	5,991,663	5,119,961
Equipment	9,779,714	8,211,510
Office furniture and equipment	191,654	136,091
Vehicles	28,335	29,135
Total property and equipment	$26,063,490	$23,359,940
Less accumulated depreciation and amortization	(2,062,382)	(1,556,964)
Property, plant and equipment, net	$24,001,108	$21,802,976
Depreciation and amortization expense was $574,440 and $126,951 for the nine months ended September 30, 2018 and 2017, respectively.
Included in construction in process is $5.6 million for renovation and new construction costs incurred at our Rollo Bay farm site. An additional $1.0 million has been committed. The grow-out building is expected to be completed by year end, and the broodstock building is expected to be completed during 2019.
On June 22, 2017, the Company purchased the aquaculture facility of Bell Fish Company LLC in Albany, Indiana, for $14.2 million, including legal and other expenses incurred. Through September 30, 2018, the Company has invested $2.3 million to upgrade the facility for use to grow out its AquAdvantage Salmon for harvest and sale in the United States. The Company currently has an additional $100 thousand committed to this project. This facility is now operational, although the Company expects that upgrades will continue through 2019.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	September 30,	December 31,
	2018	2017
Accounts payable	$718,861	$1,089,919
Accrued payroll including vacation	320,536	364,368
Accrued professional fees and research costs	246,645	443,178
Accrued franchise and excise taxes	55,611	240,880
Accrued construction costs	107,215	509,950
Accrued other	34,789	18,560
Accounts payable and accrued liabilities	$1,483,657	$2,666,855

7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	September 30, 2018	December 31, 2017
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,224,876	$2,287,771
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	222,401	251,056
Kubota Canada Ltd. (C$95,961)	0%	C$1,142	January 2025	67,261	—
Finance PEI term loan (C$717,093)	4%	C$4,333	July 2021	515,914	545,387
Total debt				$3,030,452	$3,084,214
less: current portion				(59,636)	(49,794)
Long-term debt				$2,970,816	$3,034,420
Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	Total
2018	$—	$7,251	$4,942	$2,655	$14,848
2019	—	29,005	20,211	10,620	59,836
2020	—	29,005	21,033	10,620	60,658
2021	—	29,005	469,728	10,620	509,353
2022	—	29,005	—	10,620	39,625
Thereafter	2,224,876	99,130	—	22,126	2,346,132
Total	$2,224,876	$222,401	$515,914	$67,261	$3,030,452
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
The Company recognized interest expense of $15,782 and $16,112 for the nine months ended September 30, 2018 and 2017, respectively, on its interest-bearing debt.

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
As of September 30, 2018, the Company has issued 249,824 Common Shares in conjunction with the exercise of warrants, with total proceeds of $811,928.
Warrants
In connection with the public offering of Common Shares that was completed in January 2018, the Company issued warrants to purchase 4,246,153 Common Shares. Each warrant has an exercise price per share of $3.25, is immediately exercisable, and will expire five years from the date of issuance. The following table summarizes information about outstanding warrants at September 30, 2018:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2017	—	$—
Issued	4,246,153	3.25
Exercised	(249,824)	3.25
Outstanding at September 30, 2018	3,996,329	$3.25
Exercisable at September 30, 2018	3,996,329	$3.25
Share-based compensation
Restricted stock
A summary of the Company’s shares of restricted stock as of September 30, 2018, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2017	2,697	$11.37
Granted	11,151	2.50
Vested	(3,645)	5.63
Balance at September 30, 2018	10,203	$3.73
During the nine months ended September 30, 2018 and 2017, the Company expensed $20,421 and $19,235, respectively, related to the restricted stock awards. At September 30, 2018, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $37,891. The period over which the unearned share-based compensation is expected to be earned is approximately 2.4 years.

Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2017	227,203	$9.39
Issued	113,561	2.50
Expired	(800)	9.90
Outstanding at September 30, 2018	339,964	$7.09
Exercisable at September 30, 2018	271,467	$7.30
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
The weighted average fair value of stock options granted during the nine months ended September 30, 2018, was $1.65. The total intrinsic value of all options outstanding was $80,628 and $17,454 at September 30, 2018, and December 31, 2017, respectively. The total intrinsic value of exercisable options was $47,491 and $17,454 at September 30, 2018, and December 31, 2017, respectively.
The following table summarizes information about options outstanding and exercisable at September 30, 2018:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$2.50 - $5.70	204,034	5.9	157,362
$6.90 - $9.60	53,175	4.0	53,175
$10.50 - $10.80	4,000	5.4	4,000
$14.20 - $23.40	78,755	7.5	56,930
	339,964		271,467	$7.30
Total share-based compensation on stock-option grants amounted to $171,261 and $66,208 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $176,080. The period over which the unearned share-based compensation is expected to be earned is approximately 1.4 years.
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
Total Intrexon service costs incurred under the terms of this agreement for the nine months ended September 30, 2018 and 2017, amounted to $163,995 and $447,382, respectively, and are included as a component of research and development expense in our Consolidated Statements of Operations and Comprehensive Loss. For the three months ended September 30, 2018 and 2017, service costs incurred amounted to $27,954 and $132,266, respectively. Included in accounts payable and accrued liabilities at September 30, 2018, and December 31, 2017, are amounts due to Intrexon under the ECC totaling $7,800 and $135,301, respectively.

11. Subsequent Events
On October 16, 2018, the Canadian subsidiary obtained a loan from FPEI to finance construction activities at the Rollo Bay site. New funds available amount to C$2.0 million ($1.6 million) and the loan has an interest rate of 4%. Payments will commence once all funds have been drawn.
On October 24, 2018, the Company completed an offering of 2,250,461 Common Shares through the conversion of outstanding warrants at a discounted price of $2.00. Net proceeds to the Company were $4.3 million after deducting discounts, fees, and expenses. Intrexon participated in the offering, converting 1,538,461 for gross proceeds of $3.1 million.
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
Overview
We believe that we are a leader in the field of biotechnology tools for improving the productivity of aquaculture. Our lead product is the AquAdvantage Salmon, which received FDA approval in 2015 as the first genetically modified animal available for sale for human consumption. We have commenced commercial activities with operations in markets where we have received regulatory approval. The first steps in our commercial plan have been implemented, including the following:

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
Sales and Marketing Expenses
Our sales and marketing expenses currently include personnel costs, travel, and consulting fees for market-related activities. As of September 30, 2018, we had one employee dedicated to sales and marketing.

Research and Development Expenses
As of September 30, 2018, we employed nineteen scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services, along with pre-production and capacity utilization costs for our Indiana facility. We had nineteen employees in our general and administrative group at September 30, 2018.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, and interest income.
Results of Operations
Comparison of the three months ended September 30, 2018, to the three months ended September 30, 2017.
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2018	2017
	(unaudited)
Product revenue	$11	$—	$11	100%

Operating expenses:
Product costs	9	—	9	100%
Sales and marketing	65	196	(131)	(67)%
Research and development	805	861	(56)	(7)%
General and administrative	1,852	1,382	470	34%
Operating loss	2,720	2,439	281	12%
Total other (income) expense	7	7	—	—%
Net loss	$2,727	$2,446	$281	11%
Product Revenue and Product Cost
Product revenue for the three months ended September 30, 2018, consisted of sales of non-transgenic Atlantic salmon fry. We expect that our sales will be modest and infrequent until our grow-out facilities in Indiana and Rollo Bay are operational and at full capacity.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2018, were down from the corresponding period in 2017 due to lower personnel and travel costs. We expect that our sales and marketing expenses will be relatively flat until we increase our production of AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2018, were down from the corresponding period in 2017 due to a reduction in outside contract services, which were partially offset by increased field trial costs. We expect that our research and development expenses will increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products and additional markets.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2018, were up from the corresponding period in 2017 due to increases in personnel, board of director fees, stock compensation charges and excess capacity at the Indiana facility as it commences start-up.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges and interest income for the three months ended September 30, 2018 and 2017.
Comparison of the nine months ended September 30, 2018, to the nine months ended September 30, 2017.
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar Change	% Change
	2018	2017
	(unaudited)
Product revenue	$78	$53	$25	47%

Operating expenses:
Product costs	72	51	21	41%
Sales and marketing	223	607	(384)	(63)%
Research and development	2,664	2,517	147	6%
General and administrative	5,067	3,453	1,614	47%
Operating loss	7,948	6,575	1,373	21%
Total other (income) expense	10	20	(10)	(50)%
Net loss	$7,958	$6,595	$1,363	21%
Product Revenue and Product Cost
Product revenue for the nine months ended September 30, 2018, consisted of sales of AquAdvantage Salmon and sales of non-transgenic Atlantic salmon eggs and fry. We expect that our sales will be modest and infrequent until our grow-out facilities in Indiana and Rollo Bay are operational and at full capacity.
Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2018, were down from the corresponding period in 2017 due to lower personnel and travel costs. We expect that our sales and marketing expenses will be relatively flat until we increase our production of AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2018, were up from the corresponding period in 2017 due to increases in personnel, supplies, and facility costs related to the partial commencement of activities at our Rollo Bay site and increased field trial costs, which were partially offset by a reduction in outside contract services. We expect that our research and development expenses will continue to increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2018, were up significantly from the corresponding period in 2017 due to increases in personnel and supplies primarily related to pre-production and start-up costs at our Indiana site, which were partially offset by a reduction in legal fees. We expect that our general and administrative expenses will decrease as production increases at the Indiana facility.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, interest income, and a net gain on the disposal of assets for the nine months ended September 30, 2018 and 2017.

Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses from operations since our inception in 1991, and, as of September 30, 2018, we had an accumulated deficit of $116 million. On January 18, 2017, we completed a private placement of 2,421,073 Common Shares to Intrexon for proceeds of approximately $25 million. On January 17, 2018, we completed a public offering of 3,692,307 Common Shares and warrants to purchase 4,246,153 Common Shares for net proceeds of $10.6 million.
As of September 30, 2018, we had a cash balance of $1.0 million.
On October 24, 2018, the Company completed an offering of 2,250,461 common shares through the conversion of outstanding warrants at a discounted price of $2.00. Net proceeds to the Company were $4.3 million after deducting discounts, fees, and expenses.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Net cash provided by (used in):
Operating activities	$(7,469)	$(6,676)
Investing activities	(3,354)	(17,235)
Financing activities	11,385	25,250
Effect of exchange rate changes on cash	(24)	54
Net increase (decrease) in cash	$538	$1,393
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2018, was primarily comprised of our $8.0 million net loss, offset by non-cash charges of $738 thousand, and increased by working capital uses of $249 thousand. Net cash used in operating activities during the nine months ended September 30, 2017, was primarily comprised of our $6.6 million net loss, offset by non-cash charges of $223 thousand, and increased by working capital uses of $303 thousand.
Spending on operations increased during the current period due to headcount additions, maintenance and repair costs for our Indiana farm site, and commencement of partial activities at our Rollo Bay and Indiana farm sites. The increase in cash used by working capital in the current period was due to a reduction in accounts payable and accrued liabilities, offset by reductions in prepaid expenses, receivables and inventory.
Cash Flows from Investing Activities
During the nine months ended September 30, 2018, we used $3.4 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site. During the same period in 2017, we used $17.2 million for construction at our Rollo Bay site and the purchase of the Indiana farm site.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, we received approximately $10.6 million in net proceeds from the issuance of Common Shares and warrants in a public offering and $812 thousand from the exercise of warrants. This was offset by $43 thousand in the repayment of debt. During the same period in 2017, we received $25.0 million in proceeds from the issuance of Common Shares in a private placement, $257 thousand in proceeds from the issuance of term debt, and $28 thousand from the exercise of stock options. This was offset by $24 thousand in the repayment of debt.
Future Capital Requirements
We have evaluated our cash resources as of the date of issuance, including the proceeds from the warrant exercise as disclosed in Note 11, in view of our planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and have determined that our current funds will be used during the first half of 2019, primarily due to increased working capital requirements. We intend to devote a significant portion of our existing cash to our farm sites in Indiana and Rollo Bay and the continued investment in our research and development projects. We plan to seek additional financing in the form of debt or equity to fund our cash requirements.

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
Management’s assessment is based primarily on its ability and past experience in managing expenditures in order to conserve the Company’s cash. Management has the ability to reduce expenditures, slow-down or delay capital spending and divest assets in order to extend cash through the next twelve months.
In addition, the Company continues to seek additional financing in the form of debt or equity. However, there is no assurance the Company can be successful in securing additional financing.
Management believes it is probable that its plans will be effectively implemented and therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, if we are unable to generate additional funds in the future through financings, sales of our products, government grants, loans, or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At September 30, 2018, and December 31, 2017, we had $516 thousand and $545 thousand, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2018, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
10.1
Offer Letter dated as of July 10, 2018, from Prince Edward Island Century 2000 Fund Inc. to AQUA Bounty Canada Inc. and accepted by AQUA Bounty Canada Inc. and AquaBounty Technologies, Inc. on August 20, 2018.

10.2	Negotiable Promissory Note dated as of October 16, 2018, issued by AQUA Bounty Canada Inc. in favor of Prince Edward Island Century 2000 Fund Inc.
10.3	Collateral Mortgage dated as of July 26, 2016, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc.
10.4	Collateral Mortgage dated as of October 9, 2018, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc.
10.5	General Security Agreement dated as of July 26, 2016, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc.
10.6	Guarantee dated as of October 9, 2018, made by AquaBounty Technologies, Inc. in favor of Prince Edward Island Century 2000 Fund Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

November 2, 2018	/s/ Ronald L. Stotish
Ronald L. Stotish
President, Chief Executive Officer, and Director (Principal Executive Officer)

November 2, 2018	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)