Form 10-K
period 2018-12-31
AquaBounty Technologies, Inc.
filed 2019-03-07
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒     Smaller reporting company  ☐     Emerging growth company  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2018, the aggregate market value of the 4,360,695 shares of common stock held by non-affiliates of the registrant was approximately $14.5 million. At March 6, 2019, the registrant had 15,275,398 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 30, 2019 (the “2019 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements in this 10-K include, but are not limited to, statements about:

•	the anticipated benefits and characteristics of our AquAdvantage Salmon product;

•	The implementation and likelihood of achieving the business plan, future revenue, and operating results;

•	developments concerning our research projects;

•	our expectations regarding our ability to successfully enter new markets or develop additional products;

•	our competitive position and developments and projections relating to our competitors and our industry;

•	expectations regarding anticipated operating results;

•	our cash position and ability to raise additional capital to finance our activities;

•	our ability to protect our intellectual property and other proprietary rights and technologies;

•	the impact of and our ability to adapt to changes in laws or regulations and policies;

•	the ability to secure any necessary regulatory approvals to commercialize any products;

•	the rate and degree of market acceptance of any products developed through the application of bioengineering, including bioengineered fish;

•	our ability to retain and recruit key personnel;

•	the success of any of our future acquisitions or investments;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”); and

•	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
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

ii

Part I
Item 1.  Business
Overview
AquaBounty Technologies, Inc., a Delaware corporation, was formed on December 17, 1991. Unless otherwise noted or indicated by the context, the terms “AquaBounty,” “the Company,” “we,” “us,” and “our” refer to AquaBounty Technologies, Inc., together with its consolidated subsidiaries. Headquartered in Maynard, Massachusetts, we are a biotechnology company focused on enhancing productivity and sustainability in the fast-growing aquaculture market. Our principal place of business is located at 2 Mill & Main Place, Suite 395, Maynard, Massachusetts 01754, and our telephone number at that location is (978) 648-6000.
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
We use bioengineering and other technical innovations to improve the productivity and sustainability of fish stocks to help the aquaculture industry meet growing consumer demand. Since 2008, we have been focused on the regulatory approval of our AquAdvantage Salmon product, culminating with the approval of our New Animal Drug Application (“NADA”) by the U.S. Food and Drug Administration (“FDA”) on November 19, 2015, for the production, sale, and consumption of AquAdvantage Salmon in the United States.
On May 19, 2016, we received approval from Health Canada, the department of the government of Canada with responsibility for national public health, for the production, sale, and consumption of AquAdvantage Salmon as a novel food and feed in Canada. Previously, we had received approval from Environment Canada, the agency of the government of Canada with responsibility for regulating environmental policies and issues, which decided that AquAdvantage Salmon was not harmful to the environment or human health when produced in contained facilities. Consequently, we have received approvals for our product from what we believe are two of the most respected and rigorous regulatory agencies in the world.
We believe that receipt of FDA approval for AquAdvantage Salmon not only represents a major milestone for us, but is also a significant pioneering development in introducing bioengineered animals into the food chain. Although bioengineered crops have been accepted by consumers in the United States and South America for some time, AquAdvantage Salmon is the first bioengineered animal to be approved for human consumption. We intend to deploy AquAdvantage Salmon in land-based, contained, freshwater recirculating aquaculture systems (“RAS”), a technology which would allow inland fish farms to be established close to major demand centers in a profitable and environmentally sustainable manner. The technology underlying AquAdvantage Salmon offers the potential to improve the profitability of RAS facilities and thus reintroduce salmon aquaculture in the United States, which imported more than $3.1 billion of Atlantic salmon in 2017 according to the U.S. Department of Commerce (the “DOC”).
See “—Our Product” for more information on AquAdvantage Salmon and “—Regulatory Environment” for more information on our completed NADA process with the FDA.
Presently, our AquAdvantage Salmon cannot be imported into the United States due to an Import Alert that was implemented by the FDA due to a provision that was added to the 2019 Appropriations bill requiring labeling guidance for our product. Though the Import Alert could be lifted at any time, we have no knowledge of when this might occur. In the interim, we have taken the steps of introducing conventional Atlantic salmon into our Indiana facility for grow-out and our first crop will reach harvest in the second half of 2020. For more information, see “Risk Factors - Risks Relating to Our Business - We may become subject to increasing regulation, changes in existing regulations, and review of existing regulatory decisions.”
We have incurred significant losses since our inception. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. We made our first sales of AquAdvantage Salmon from our farm site in Panama in 2017 and expect modest revenues during 2019, with more significant revenues in 2020 once our facilities in Indiana and on Prince Edward Island commence harvesting. For the fiscal years ended December 31, 2018, 2017, and 2016, we experienced net losses of $10.4 million, $9.3 million, and $8.5 million, respectively. At December 31, 2018, we had limited capital to fund operations. This raises substantial doubt of our ability to continue as a going concern.
Management is pursuing several paths to revenue generation that follow different timelines, including production of our fish at our existing farm sites, purchase or construction of additional production facilities in North America, and licensing or partnership arrangements. Additionally, management is pursuing regulatory approval for AquAdvantage Salmon in Brazil, Argentina, China, Israel, and Chile.

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
Salmon Farming
Atlantic salmon farming is a major industry in the cold-water countries of the northern and southern hemispheres. According to the United Nations Food and Agriculture Organization (“FAO”), Atlantic salmon aquaculture production volume grew by approximately 5.9% annually between 2000 and 2016, while production value grew by approximately 10.7% annually over the same period. Total production volume of farmed Atlantic salmon during 2016 was 2.2 million metric tons with a value of $14.4 billion.
Worldwide Atlantic Salmon Production Value by Country (in $000)

Country	2011	2012	2013	2014	2015	2016
Canada	$613,908	$635,118	$600,132	$509,919	$522,767	$771,172
United States	104,132	76,987	104,706	76,186	76,186	67,653
Chile	2,223,175	2,489,994	3,667,851	5,065,448	3,772,985	4,151,355
United Kingdom	944,542	821,806	1,061,846	1,185,413	976,041	1,035,323
Ireland	101,987	97,181	74,510	76,558	99,644	115,574
Norway	4,807,128	4,808,541	6,455,114	6,637,569	5,510,660	7,157,341
Faroe Islands	413,999	485,359	495,725	565,632	439,904	454,383
Australia	439,054	529,851	497,523	486,928	471,400	531,362
All other	30,567	43,555	106,825	100,033	63,544	103,874
WW Value ($000)	$9,678,492	$9,988,392	$13,064,232	$14,703,686	$11,933,131	$14,388,037
© FAO - Fisheries and Aquaculture Information and Statistics Service - 1/18/2019
Pricing
According to the DOC, which tracks the volume and value of Atlantic salmon imports into the United States, from 2011 to 2017 the average wholesale price of Atlantic salmon imported into the country increased from $3.81 per pound ($8.39/kilogram) to $4.75 per pound ($10.47/kilogram).
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
Major Producers
The global Atlantic salmon farming industry includes several very large companies with operations in each of the major producing countries. Consolidation has been evident in the past few years as producers attempt to gain competitive cost advantages while overcoming the regulatory challenges associated with developing new marine farm sites. Major market producers, and their primary country of operation, include the following companies: Marine Harvest (Norway), Leroy Seafood Group ASA (Norway), Cermaq ASA (Norway), SalMar ASA (Norway), Empresas AquaChile S.A. (Chile), and Cooke Aquaculture Inc. (Canada). Additionally, a new set of competitors utilizing RAS technology have begun to enter the market, including Atlantic Sapphire and Whole Oceans.
U.S. Atlantic Salmon Market
According to the DOC, in 2017 the United States imported a record 660 million pounds (299 thousand metric tons) of Atlantic salmon with an aggregate market value of approximately $3.13 billion, or $4.75 per pound. The DOC also reported that over 71% of the total quantity of Atlantic salmon imports into the United States in 2017 originated from Chile and Canada. The Atlantic salmon farming industry in the United States contracted significantly beginning in the 1990s in the face of environmental concerns and lower costs of production from foreign sources, notably Chile. According to the FAO, a total of only 36 million pounds of farmed Atlantic salmon was produced in the United States in 2016, representing only 5.5% of the total farmed Atlantic salmon supplied.
Despite intensive public consumer education campaigns promoting its health benefits, seafood consumption in the United States still lags behind other protein sources and trails consumption in overseas markets. According to the U.S. Department of Agriculture (USDA), during the period from 2007 to 2017, annual seafood consumption in the United States ranged between 14 and 16 pounds per capita, significantly behind consumption of chicken (80 to 92 pounds), beef (54 to 67 pounds), and pork (45 to 50 pounds). In comparison, according to SeaFood Business magazine, average seafood consumption throughout Europe was 48.5 pounds per capita in 2012.
Perception of Bioengineered Atlantic Salmon
Though Atlantic salmon is the second-most-consumed seafood in the United States, activist groups opposing the bioengineering of food have pressured a number of retail food outlets and grocery chains to publicly state that they will not carry bioengineered Atlantic salmon. To date, large wholesalers have not followed the example of these retailers, and we believe that there will be sufficient demand from smaller retailers, wholesalers, and institutional seafood buyers to absorb our projected production. We believe that FDA approval reinforces the message that AquAdvantage Salmon is a safe and nutritious seafood product that is equivalent to conventional farmed Atlantic salmon. This belief is based in part on the results of a 2014 survey released by the International Food Information Council, titled “Consumer Perceptions of Food Technology,” which indicated that 59% of consumers are “somewhat” or “very” likely to buy bioengineered seafood if the FDA deems it safe.
There are surveys that have been cited by various non-governmental organizations (“NGOs”) that indicate that consumers are reluctant to purchase bioengineered food and that they would like to see labeling in order to avoid it. Consumer acceptance could also be adversely affected if AquAdvantage Salmon were found or believed to grow to a larger final size than conventional Atlantic salmon. In addition, our regulatory burdens could also increase. Internally generated data has shown that, although AquAdvantage Salmon exhibit an accelerated growth rate in early development stages, they do not grow to a larger end size than conventional Atlantic salmon. In response to these perceptions, we plan to educate consumers on the benefits of AquAdvantage Salmon versus conventional Atlantic salmon, including 25% better feed conversion (meaning less feed is needed to produce the same harvest), a lower carbon footprint due to local production, reduced impact on the environment and reduced exposure of the fish to environmental toxins due to use of land-based aquaculture systems, and reduced reliance on chemotherapeutics due to improved biosecurity.
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
Our Products
Our first product, AquAdvantage Salmon, is a bioengineered Atlantic salmon that can grow to marketable size in about half the time of conventional farmed Atlantic salmon. By placing a second copy of the salmon growth hormone gene under the control of an alternative genetic promoter (gene switch) from the ocean pout, an edible marine fish, more consistent levels of growth hormone are released, which accelerates the early stages of the salmon’s development. By accelerating growth in the early stages of rearing, these fish can reach a marketable size sooner. In the case of Atlantic salmon, this can reduce farming time from 28 to 36 months to 18 to 20 months.
This accelerated growth has several advantages, both economic and environmental. The faster life cycle, from birth to harvesting, of AquAdvantage Salmon as compared to conventional salmon will allow it to be produced more economically in contained inland systems. Although this requires greater capital investment than sea cage production, we believe that the higher cost will be offset by more efficient growth, 25% better feed conversion, reduced exposure to environmental threats, and more effective control of disease. In addition, with a facility located nearer to major food markets, we believe there will be savings on transportation of the harvested stock, a reduced carbon footprint, and an improved ability to get fresh product to market faster.
We are developing two additional products at this time—a bioengineered rainbow trout that contains a similar genetic construct as the AquAdvantage Salmon and can grow to market size faster than a conventional trout and a gene-edited line of tilapia that we developed jointly with Intrexon, which exhibits improvement in fillet yield, growth, and feed conversion efficiency. Both of these products will have economic and environmental advantages over their conventional counterparts.
Plan of Operation
Our core business is to develop and market superior products to improve productivity and sustainability in aquaculture. Our first product is the AquAdvantage Salmon, which received FDA and Health Canada approval as the first bioengineered animal for human consumption as food. Our business plan contemplates that we will initially establish two production facilities to prove the economic benefit and consumer acceptance for our product. We have constructed a 250-metric-ton production unit in Rollo Bay, Prince Edward Island, which will be stocked with AquAdvantage Salmon in the first half of 2019. We have also acquired an existing facility in Albany, Indiana, which has been upgraded to increase its annual production capacity to 1200 metric tons and has been initially stocked with conventional Atlantic salmon while we await the lifting of the Import Alert on AquAdvantage Salmon. Both facilities will be operational in 2019 with a first harvest of commercial production expected in 2020.
We also intend to explore additional channels to commercialize the product. Such efforts may involve producing AquAdvantage Salmon eggs for commercial production, licensing the technology to salmon growers, or partnering with other companies to grow out the salmon in additional land-based facilities either in North America or other salmon consuming geographies.
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
Any additions to headcount in our research and production activities will depend on the number of development activities we undertake and the success of our commercialization efforts for AquAdvantage Salmon. We expect to increase our headcount in administration at our corporate headquarters as we commercialize our product.

Our Markets
With regulatory approvals in the United States and Canada, we plan to market AquAdvantage Salmon throughout both countries. In addition, we intend to focus on those significant fish farming markets where we believe we will have success in gaining further regulatory approvals and consumer acceptance. We currently expect to market AquAdvantage Salmon in the United States and Canada, as well as Panama, Argentina, Brazil, China, Israel, and Chile following receipt of required regulatory approval in the respective jurisdictions.
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
If we pursue a commercial strategy to grow out AquAdvantage Salmon in our own land-based facilities, we expect our production costs to be lower than traditional salmon farming due to the faster growth rate and 25% better feed conversion rate of our fish, along with lower relative transportation costs to market.
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
Regulatory Environment
United States Regulation of Bioengineered Products
The bioengineering of food using the tools of modern biotechnology is regulated in the United States by two government organizations, the USDA for bioengineered plants and the FDA for bioengineered animals.
The regulatory system for bioengineered plants is based upon the Coordinated Framework, issued by the Office of Science and Technology Policy in 1986 and regulated by the USDA’s Bureau of Regulatory Services and Animal and Plant Health Inspection Services under the Federal Plant Pest Act. Certain bioengineered plants are regulated under the Federal Insecticide, Fungicide, and Rodenticide Act by the Environmental Protection Agency (“EPA”). The USDA and the Environmental Protection Agency are also required to determine the environmental impact of a proposed application under the National Environmental Policy Act (“NEPA”). The process for plants is essentially one of issuing test permits and data dossiers for the product’s proposed use, followed by a process of de-regulation or approval if the application is found to be acceptable under the applicable regulations.
The regulatory process for food and animal feed is also based upon the Coordinated Framework, but the enabling legislation is the Federal Food, Drug, and Cosmetic Act, along with NEPA. In the case of animals for food or materials for feed, the FDA process is a pre-approval review followed by an approval if the application is acceptable under the relevant legislation.
We opened an Investigational New Animal Drug file for AquAdvantage Salmon with the FDA in 1995. At that time, there was no defined regulatory framework for the regulation of bioengineered animals. There were, however, certain studies that were generally acknowledged to be necessary for an eventual approval process. We commenced work on those studies and began a phased submission of studies to the FDA that ultimately was responsive to each technical section of the NADA. These technical sections require submission of studies relating to molecular characterization of the construct; molecular characterization of AquAdvantage Salmon lineage; phenotypic characterization of AquAdvantage Salmon; a genotypic and phenotypic durability plan; support for environmental, food, and feed safety; and claim validation. The FDA’s phased review process, which included a cycle of study conduct, submission, review, and acceptance, continued over the period from 1995 to 2010. Following this process, the FDA concluded that AquAdvantage Salmon “is as safe as food from conventional salmon, and that there is a reasonable certainty of no harm from consumption of food” from AquAdvantage Salmon.
In September 2010, the FDA held a public meeting of its Veterinary Medicine Advisory Committee (the “VMAC”) to review the FDA’s findings regarding AquAdvantage Salmon. The VMAC, which was disbanded in September 2013, was a group of independent experts charged with providing scientific advice to the FDA on animal drug and food issues. The VMAC had no authoritative power regarding the approval of the NADA but was convened to listen to the results of the FDA review process and to provide an outside opinion on the FDA’s conclusions. At the public meeting, the FDA posed four questions to the VMAC relating to the safety and effectiveness of AquAdvantage Salmon, including safety to the animal, safety of consumption, safety to the environment, and effectiveness of the growth gene. The Chairman’s Report of the VMAC relating to the public meeting stated that (1) the VMAC found no evidence to conclude that the gene construct was unsafe to the animal; (2) a large number of the test results studied by the VMAC established similarities and equivalence between AquAdvantage Salmon and conventional Atlantic salmon and that the levels of growth hormone contained in AquAdvantage Salmon did not appear to be biologically relevant from a food safety standpoint, although the VMAC noted that it could not conclude from the data submitted that AquAdvantage Salmon would be more or less allergenic than conventional Atlantic salmon; (3) the multitude of barriers to escape of AquAdvantage Salmon at both our Prince Edward Island and Panama facilities were extensive, mitigating the potential environmental impact of escape; and (4) there was evidence to support our claim that AquAdvantage Salmon grows faster than conventional Atlantic salmon. The VMAC did not vote or make a recommendation on whether to approve the NADA, and certain members of the panel recommended additional monitoring to determine whether the growing conditions could cause health abnormalities. While the FDA is not bound by the VMAC’s recommendations or opinions, the VMAC did not dispute the FDA’s conclusions that AquAdvantage Salmon is safe for human consumption.
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
On November 19, 2015, the FDA finalized the FONSI on the EA and issued an approval letter for the NADA for AquAdvantage Salmon. This approval was published in the Federal Register on November 24, 2015. In conjunction with the approval, the FDA issued a guidance document on the voluntary labeling of food derived from Atlantic salmon that has or has not been bioengineered. That document was intended to assist those manufacturers who wish to voluntarily make the distinction on the labeling of their food products.
Following the FDA approval, in April 2016, a coalition of NGOs sued the FDA for their approval of AquAdvantage Salmon. The NGOs claim that the FDA failed to analyze and prevent risks to wild salmon and the environment. Among other things, the claimants are seeking a judgment that the FDA decision to approve AquAdvantage Salmon is not authorized by the Federal Food, Drug and Cosmetic Act (“FFDCA”); that an injunction be issued requiring the FDA to withdraw its assertion of jurisdiction over bioengineered animals; that the FDA decision to approve AquAdvantage Salmon and its EA and FONSI be declared in violation of the FFDCA; and that the decision to approve the AquAdvantage Salmon NADA be vacated. Although we believe that these claims lack merit, this legal action is ongoing and is currently in the discovery phase.
In January 2016, the U.S. Congress passed the 2016 Omnibus Appropriations Act (“Appropriations Act”), which was signed into law. The Appropriations Act contained an amendment that directed the FDA to issue final guidance for labeling of AquAdvantage Salmon as a bioengineered product, despite the absence of any bioengineered product labeling requirement in the FDA’s NADA approval. Current FDA policy does not require labeling for method of production if there is no material difference compared with its conventional counterpart, and the FDA arrived at the decision that AquAdvantage Salmon is as safe to eat, and as nutritious, as any conventional Atlantic salmon. However, given this directive, the FDA issued an Import Alert on AquAdvantage Salmon and stated that a temporary hold was being implemented to comply with language in the Appropriations Act. However, while the language in the Appropriations Act remains in effect, the United States Congress passed the National Sea Grant College Program Reauthorization in July 2016, which contained the National Bioengineered Food Disclosure Standard, or the Labeling Act, which in turn provides for the establishment of a national standard for package labeling for foods containing bioengineered ingredients. On December 21, 2018, the USDA issued its final rule for such labeling, and AquAdvantage Salmon must be labeled in accordance with this rule. We believe that the FDA will consider the USDA final rule as an impetus to issue final labeling guidance and therefore release AquAdvantage Salmon from the Import Alert. At this time, however, there can be no certainty as to when or if the Import Alert will be lifted.
In addition to FDA approval of the NADA for AquAdvantage Salmon, our operating sites in the United States and Panama and on Prince Edward Island, as well as those we plan to build or purchase in the future, must be registered with, and periodically inspected by, the FDA as drug manufacturing establishments. Drug manufacturing establishments that supply FDA-regulated products for use in the United States must comply with the product’s conditions for approval, whether located in the United States or in a foreign country. Each of our operating sites in Indiana, Panama, and Fortune, Prince Edward Island, is currently registered with the FDA, and the FDA has performed inspections and site visits at each of those facilities. Our Rollo Bay, Prince Edward Island, site will require FDA inspection and registration as a drug manufacturing establishment.
With the FDA approval of our NADA, we must continue to comply with FDA requirements not only for manufacturing, but also for labeling, advertising, record keeping, and reporting to the FDA of adverse events and other information. We will also need to comply with USDA labeling requirements. Failure to comply with these requirements could subject us to administrative or judicial enforcement actions, including but not limited to product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products, or withdrawal of existing approvals, as well as increased product liability exposure.
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
We are required to comply with regulatory and permitting requirements in Panama, where we operate a demonstration farm for AquAdvantage Salmon. In November 2010, we received authority from Autoridad Nacional del Ambiente (“ANAM”), the Panamanian environmental regulator, to operate our facility in Panama. In March 2012, we were notified by ANAM that we had failed to comply with specified permitting, inspection, reporting, and other regulatory requirements in connection with the construction and operation of the facility. We initiated a program to remedy the deficiencies, and the issues were formally resolved in August 2014. We paid a fine of $9,500 in connection with the resolution of these issues, and the matter is now closed. We currently have all regulatory approvals necessary to operate our demonstration farm in Panama and we have obtained, and are in compliance in all material respects with, all permits necessary to operate that facility. We have moved forward with an application for the commercial production, sale, and consumption of AquAdvantage Salmon in Panama. This application process is new, and we do not have information on when, or if, the application will be approved. However, in June 2017, we received approval from the National Biosafety Commission in Panama for the production, harvest, and export of AquAdvantage Salmon.
We also received approval from regulators to conduct field trials for AquAdvantage Salmon in Argentina and Brazil. The Argentinian trial has successfully completed, and we are pursuing approval of the production and sale of AquAdvantage Salmon in that country; the Brazilian trial is currently on-going. We intend to initiate additional regulatory filings outside the United States in selected markets that offer a clear regulatory path and market opportunity.
In December 2018, Argentina’s National Advisory Commission on Agricultural Biotechnology (CONABIA) determined that a gene-edited line of tilapia we developed jointly with Intrexon is exempt from regulation as a bioengineered product and may be sold in accordance with the requirements applicable to conventional tilapia. This line of tilapia enables more sustainable production through improvements in fillet yield, growth, and feed conversion efficiency, enabling the tilapia to grow to market weight in less time, while also consuming less feed than conventional varieties. We are pursuing commercial opportunities based on this development.
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

Intellectual Property
The AquAdvantage fish program is based upon a single, specific molecular modification in fish that results in more rapid growth in early development. This enables shorter production cycles and increased efficiency of production. Prior to February 2014, we were a party to a license agreement with Genesis Group, Inc., an affiliate of Memorial University of Newfoundland (“Genesis”), and an affiliate of the Hospital for Sick Children of Toronto (“HSC”) related to our bioengineered fish program. Under the terms of this agreement, we were required to make an annual royalty payment of $25 thousand or revenue-based royalty payments equal to five percent of any gross revenues generated from products that utilize the technology covered under the license agreement. No revenue-based royalty payments were made under this agreement. The patent for the licensed technology, which had been issued in certain salmon producing countries, expired in August 2013. In February 2014, we entered into a new license agreement with Genesis and HSC that replaced the prior license agreement. Under the new agreement, we hold a global, perpetual, royalty-free, fully paid, sub-licensable, assignable, non-exclusive right to the technology covering bioengineered salmonid fish that express endogenous growth hormone under the control of a protein gene promoter from an edible fish. In consideration for this license, we agreed to pay to Genesis a one-time payment of $140 thousand, which amount was paid on March 6, 2014, but no additional patents are contemplated under this agreement. Despite the expiration of the patent for the licensed technology, we believe that the degree of know-how in the molecular modification process and the regulatory timescales associated with approval of bioengineered fish would present significant barriers to competition.
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
Seasonality
Atlantic salmon spawn once per year, so there is a natural seasonality of three to five months in the production of Atlantic salmon eggs for commercial use. This natural seasonality can be lengthened through the use of photoperiod techniques to make Atlantic salmon eggs available year-round, and we are currently capable of producing AquAdvantage Salmon eggs year-round on a limited basis. However, with the establishment of our new broodstock facility at our Rollo Bay farm site on Prince Edward Island, we expect that we will be able to produce sufficient AquAdvantage Salmon eggs year-round to satisfy all of our production needs over the next five years.
Competition
There are four major commercial salmonid breeding companies that market proprietary lines of Atlantic salmon eggs, as well as many small producers of salmonid eggs. Additionally, many of the largest Atlantic salmon producers maintain their own egg production capabilities. We do not believe, however, that we have a direct competitor for bioengineered, growth-enhanced Atlantic salmon eggs.
The industry and market for farmed Atlantic salmon is dominated by a group of large, multinational corporations with entrenched distribution channels, as discussed in the section of this 10-K titled “Business-The Aquaculture Industry-Major Producers.” We will compete against large, global Atlantic salmon farming companies when we sell our AquAdvantage Salmon in the market. We will also compete against new companies utilizing RAS technology to grow their salmon. We believe the faster growth and better feed efficiency of our fish will provide us with a cost advantage versus these competitors.
Research and Development
As of December 31, 2018, we had twenty employees dedicated to research and development. Our primary research and development operations are located in our owned hatchery on Prince Edward Island. In addition, we contract some research activities to the Center for Aquaculture Technologies, Inc., our former research group, which was spun-off and sold to Tethys in 2012.
In February 2013, we entered into the ECC with Intrexon pursuant to which we are permitted to use Intrexon’s UltraVector® and other technology platforms to develop and commercialize additional bioengineered traits in finfish for human consumption. The ECC grants us a worldwide license to use certain patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to finfish for human consumption. This license is exclusive with respect to any development, selling, offering for sale, or other commercialization of developed products, and otherwise is non-exclusive. Under the ECC and subject to certain exceptions, we are responsible for, among other things, the performance of the program, including development, commercialization, and certain aspects of manufacturing developed products. Among other things, Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of certain products developed under the program; certain other aspects of manufacturing; costs of discovery-stage research with respect to platform improvements; and costs of filing, prosecution, and maintenance of Intrexon’s patents. We agreed to pay Intrexon, on a quarterly basis, 16.66% of the gross profits calculated for each developed product. We also agreed to pay Intrexon 50% of the quarterly revenue obtained from a sublicensee in the event of a sublicensing arrangement. In addition, we agreed to reimburse Intrexon for the costs of certain services provided by Intrexon.
Since its execution in February 2013, we and Intrexon have commenced development on two projects under the ECC. The first project, which commenced in June 2013, is a research effort to determine the effectiveness of utilizing precise genome engineering technology to produce desirable features in a finfish. This project has led to a gene-edited line of tilapia that exhibits improvement in fillet yield, growth, and feed conversion efficiency. The second project, which commenced in September 2013, is a research effort to determine if the use of germ cells to perform gene modification is effective in reducing the time required to develop new traits in finfish. If these technology-enabling projects prove to be successful, they will allow us to add additional beneficial traits to AquAdvantage Salmon.
In addition to the projects being undertaken under the ECC, we are exploring the potential development of a range of additional products, including a second generation of AquAdvantage Salmon to ensure 100% sterility, a line of AquAdvantage Trout that grows faster than conventional rainbow trout, molecular sterility systems to provide an improved means of sterility for farmed fish, and improved methods for generating bioengineered fish.
Our research and development expenditures are directly tied to the number of projects that we choose to undertake. We expect to increase our development efforts as we commence additional projects either in-house or under our ECC with Intrexon. We expect that these projects could result in an increase in our research and development expenditures in the range of 5% to 10% per year.
Employees
As of December 31, 2018, we had thirty-nine employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
During the period of March 23, 2018, to June 26, 2018, 249,824 Common Shares were issued through the conversion of outstanding warrants at a price of $3.25. Proceeds to the Company totaled $0.8 million.
On October 24, 2018, 2,250,461 Common Shares were issued through the exercise of outstanding warrants at a discounted price of $2.00. Net proceeds to the Company were $4.3 million. Intrexon participated in the exercise, converting warrants for 1,538,461 Common Shares, resulting in gross proceeds of $3.1 million.
Management is evaluating several paths to revenue generation that follow different timelines, including production of our fish at our existing farm sites in Panama, Indiana, Rollo Bay, and additional facilities in North America; sale of AquAdvantage Salmon eggs to Atlantic salmon farmers; and partnerships or licensing agreements. Depending on which path or combination of paths is chosen, we expect only modest revenues during 2019, with more significant revenues once our Indiana and Rollo Bay facilities begin harvesting in 2020.
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
Our Executive Officers
The following table sets forth certain information regarding our directors and executive officers as of March 6, 2019:

Name	Age	Position(s)
Sylvia A. Wulf	61	Director, Chief Executive Officer, and President
Ronald L. Stotish	69	Director and Chief Technology Officer
David A. Frank	58	Chief Financial Officer and Treasurer
Alejandro Rojas	57	Chief Operating Officer, AquaBounty Farms
Christopher Martin	52	General Counsel and Corporate Secretary
Our executive officers are elected by our Board of Directors and hold office until removed by the Board of Directors, and until their successors have been duly elected and qualified or until their earlier resignation, retirement, removal, or death.
Sylvia A. Wulf, Chief Executive Officer and President of the Company. Ms. Wulf was appointed Executive Director, President, and Chief Executive Officer of AquaBounty January 1, 2019. Prior to joining AquaBounty, Ms. Wulf served as a Senior Vice President of US Foods, Inc., where she had been President of the Manufacturing Division since June 2011. Prior to US Foods, Ms. Wulf held senior positions in Tyson Foods, Inc., Sara Lee Corporation, and Bunge Corp. She is also currently on the Board of Directors and the Executive Committee of the National Fisheries Institute. Ms. Wulf was chosen for her experience in the food industry in North America, including its fish sector. Ms. Wulf received a B.S. in Finance from Western Illinois University and an MBA from DePaul University.
Ronald L. Stotish, Ph.D., Chief Technology Officer. Dr. Stotish was appointed Chief Technology Officer of AquaBounty effective January 1, 2019. He joined AquaBounty in 2006 as Vice-President for Regulatory Affairs and was Senior Vice-President for R&D and Regulatory Affairs. In 2008, Mr. Stotish was appointed Executive Director, President, and Chief Executive Officer of AquaBounty and held the latter positions until December 31, 2018. Prior to joining AquaBounty, Dr. Stotish was Executive Vice-President for R&D at MetaMorphix, Inc. He has served as Vice-President for Pharmaceutical R&D at Fort Dodge Animal Health and held a variety of positions at American Cyanamid. He began his career in research at Merck & Co. Dr. Stotish has degrees in biochemistry and over 40 years’ experience in the discovery, development, and commercialization of new animal health products. Dr. Stotish has a Bachelor of Science degree from Pennsylvania State University and a Master of Science and a Ph.D. from Rutgers University.
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
Risks Relating to our Business
We must raise additional capital in the first half of 2019 to fund our operations in order to continue as a going concern.
Currently, we do not have sufficient capital to continue our operations after the first six months of 2019. If we are unable to generate additional funds through financings, sales of our products, government grants, loans, or from other sources or transactions, we would exhaust our resources and be unable to maintain our currently planned operations and continue as a going concern. We therefore plan to seek additional financing in the form of debt or equity to fund our cash requirements for the next twelve months. We may also cut operating costs or delay capital spend in order to preserve available cash. There can be no assurance that we will be successful in securing additional financing, and, if we do not, we would not be able to continue as a going concern, and our stockholders would likely lose most or all of their investment in us.
You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. Our audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. We have concluded that substantial doubt about our ability to continue as a going concern exists, and our auditors have made reference to this in their audit report on our audited consolidated financial statements for the year ended December 31, 2018.
We have a history of net losses and will likely incur future losses, at least during the next five years, and we may not achieve or maintain profitability.
Although we were established in 1991, we did not start to develop our current product portfolio until 1996. In the period since incorporation to December 31, 2018, we have incurred net losses of approximately $119 million. These losses reflect our personnel, research and development, and marketing costs. We have constructed a 250-metric-ton annual capacity production facility in Rollo Bay, and in 2017 we acquired a facility in Albany, Indiana, which has undergone renovations to increase its annual capacity to 1,200 metric tons. Modest revenues are expected from our Panama farm during 2019, and we expect more significant revenues in 2020 once our new facilities are in full production. However, our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable.

We will need substantial additional capital in the future in order to fund our business.
We do not expect significant sales until 2020, at the earliest, and to date we have not generated any profit and expect to incur losses for the foreseeable future and may never become profitable. Therefore, based on our current business plan, we anticipate a need to raise further funds. Any issuance of shares of our common stock could have an effect of depressing the market price of shares of our common stock through dilution of earnings per share or otherwise.
The amount and timing of the expenditures needed to achieve our development and commercialization programs will depend on numerous factors, some of which are outside our control. Changes in our plans could result in the need for additional funds. The primary factor impacting the amount and timing of any additional expenditure is the timing of the stocking of AquAdvantage Salmon in our two production facilities in Rollo Bay and Indiana, the latter of which is dependent upon the lifting of the Import Alert by the FDA. Until these two sites reach full capacity, we will have only modest revenues from our Panama site to cover net losses, which were $10.4 million and $9.3 million in 2018 and 2017, respectively.
While we await the completion of the first harvests from our two production facilities, we plan to evaluate additional commercialization alternatives for our product through the channel we determine to be most advantageous to the Company. Such efforts may involve engaging in partnerships or joint ventures or licensing the technology to salmon growers. If we elect to grow out the fish ourselves, we would need to invest in the construction or purchase of additional land-based recirculating aquaculture system facilities. These facilities have estimated construction costs of $17 million for each 1,000 metric tons of output.
Our share price and our ability to raise additional funds may depend on our success in growing, or our perceived ability to grow, our AquAdvantage Salmon successfully and profitably at commercial scale.
We have not yet demonstrated that we can grow our AquAdvantage Salmon successfully or profitably at commercial scale. If we are unsuccessful in growing our salmon to harvest size and selling the fish in the market at a profit from our commercial-scale facilities, or are perceived as being unable to do so prior to commercial-scale harvest and sale, we may lose credibility with the investor community and other funding sources, which may negatively impact our share price and our ability to raise additional funds.
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
As a bioengineered animal for human consumption, AquAdvantage Salmon required approval from the FDA in the United States and the Ministers of Health and Environment in Canada before it could be produced, sold, or consumed in those countries. Our FDA approval covers the production of our eggs in our hatchery in Canada and the grow-out of our eggs in our facilities in Panama and Rollo Bay. FDA approvals will be needed for each additional facility we plan to bring on line. Additionally, we will require local regulatory approvals in other countries in which we hope to operate. There is no guarantee that we will receive or be able to maintain regulatory approvals from the FDA or other regulatory bodies or that there will not be a significant delay before approval. There is also no guarantee that any approvals granted will not be subject to onerous obligations in relation to matters such as production or labeling, or that any regulator will not require additional data prior to approval, which may be costly and time-consuming to acquire.
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

Ethical, legal, and social concerns about bioengineered products could limit or prevent the use of our products and limit our revenues.
Our technologies include the use of bioengineering. Public perception about the safety and environmental hazards of, and ethical concerns over, bioengineered products could influence public acceptance of our technologies and products. Activist groups opposing the bioengineering of organisms have in the past pressured a number of retail food outlets and grocery chains to publicly state that they will not carry bioengineered Atlantic salmon. If we are not able to overcome the ethical, legal, and social concerns relating to bioengineering, products using our technologies may not be accepted in the marketplace, and demand for our products could fall short of what we expect. These concerns could also result in increased expenses, regulatory scrutiny, delays, or other impediments to implementation of our business plan.
The subject of bioengineered products has received negative publicity, which has aroused public debate. This adverse publicity could lead to greater regulation and trade restrictions on imports of bioengineered products. Further, there is a concern that products produced using our technologies could be perceived to cause adverse events, which could also lead to negative publicity.
We may have limited success in gaining consumer acceptance of our products.
There is an active and vocal group of opponents to bioengineered products who wish to ban or restrict the technology and who, at a minimum, hope to sway consumer perceptions and acceptance of this technology. Their efforts include regulatory legal challenges and labeling campaigns for bioengineered products, as well as application of pressure to consumer retail outlets seeking a commitment not to carry bioengineered Atlantic salmon. Consumer acceptance could also be adversely affected if AquAdvantage Salmon were found, or believed, to grow to a larger final size than conventional Atlantic salmon. We may not be able to overcome the negative consumer perceptions that these organizations have instilled against our products.
We or regulatory agencies approving of our products may be sued by non-governmental organizations and others who are opposed to the development or commercialization of bioengineered products.
There are many organizations in the United States and elsewhere that are fundamentally opposed to the development of bioengineered products. These groups have a history of bringing legal action against companies attempting to bring new biotechnology products to market. On December 23, 2013, an application was filed by two NGOs with the Canadian Federal Court seeking judicial review to declare invalid the decision by the Canadian Minister of the Environment to publish in the Canadian Gazette a Significant New Activity Notice (“SNAN”) with respect to AquAdvantage Salmon. Though the Canadian Federal Court dismissed this challenge, the petitioners filed an appeal of the ruling, which was subsequently dismissed by the Canadian Federal Court of Appeal on October 21, 2016.
In the United States, a coalition of NGOs filed a complaint on March 30, 2016, against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage Salmon, claiming that the FDA had no statutory authority to regulate bioengineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage Salmon could escape and threaten endangered wild salmon stocks. Among other things, the claimants are seeking a judgment that the FDA decision to approve AquAdvantage Salmon is not authorized by the FFDCA, that an injunction be issued requiring the FDA to withdraw its assertion of jurisdiction over bioengineered animals, that the FDA decision to approve AquAdvantage Salmon and its EA and FONSI determinations be declared in violation of the FFDCA, and that the decision to approve the AquAdvantage Salmon NADA be vacated.
Though we believe this legal action lacks merit, it is currently ongoing, and may take considerable time to resolve. We may be subject to future litigation brought by one or more of these organizations in their attempt to block the development or sale of our product. In addition, animal rights groups and various other organizations and individuals have attempted to stop bioengineering activities by pressing for legislation and additional regulation in these areas. To the extent the actions of these organizations are successful, commercialization of our product may be restricted, and our business may be adversely affected. Such actions, even if unsuccessful, may distract management from its operational priorities and may cause us to incur significant costs.
We will have to label our AquAdvantage Salmon at the retail level as containing a bioengineered product, which could negatively impact consumer acceptance.
Until the passage of the National Sea Grant College Program Reauthorization in July 2016, which contained the National Bioengineered Food Disclosure Standard, or Labeling Act, our AquAdvantage Salmon did not need to be labeled as containing a bioengineered product, because it had been deemed to be “substantially equivalent” to the conventional product. However, because several states either passed or considered new laws specifying varying requirements for labeling products sold at the retail level that contain bioengineered ingredients, the United States Congress passed the Labeling Act to establish a national standard for package labeling for foods containing bioengineered ingredients. The USDA issued its final rule for such labeling on December 21, 2018, and AquAdvantage Salmon must be labeled in accordance with those regulations. In addition, a bill was introduced in the United States Senate in July 2017 and reintroduced in January 2019 that could, if it became law, require labeling specific to AquAdvantage Salmon, rather than applicable to all bioengineered foods. Labeling requirements could cause consumers to view the label as either a warning or as an indication that AquAdvantage Salmon is inferior to conventional Atlantic salmon, which could negatively impact consumer acceptance of our product.
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
Regulations pertaining to bioengineered animals are still developing and could change from their present state. In addition, new legislation could require new regulatory frameworks, changes in existing regulation, or re-evaluation of prior regulatory decisions. For example, despite the FDA’s final determination that AquAdvantage Salmon may be sold without being labeled as a bioengineered product, a provision added to the 2016 Omnibus Appropriations Act requires the FDA to issue final guidance for such labeling. The FDA is therefore obligated to maintain an Import Alert prohibiting import of AquAdvantage Salmon until such guidance is finalized or the provision is no longer effective. While the USDA promulgated its final rule establishing a national standard for the labeling of bioengineered foods, including AquAdvantage Salmon, on December 21, 2018, the FDA has not yet taken action in regard to the Import Alert. Similarly, in July 2017, a bill was introduced in the United States Senate that could have, had it become law, required labeling unique to, as well as re-examination of the environmental assessments used by the FDA in its 2015 approval of the NADA for, AquAdvantage Salmon. While this bill was reintroduced in January 2019 without the requirement for re-examination of those environmental assessments, any such legislatively imposed review of a completed regulatory process could result in new restrictions on, or delays in, commercialization of our product in the United States. We could be subject to increasing or more onerous regulatory hurdles as we attempt to commercialize our product, which could require us to incur significant additional capital and operating expenditures and other costs in complying with these laws and regulations. Our regulatory burdens could also increase if AquAdvantage Salmon are found, or believed, to grow to a larger final size than conventional Atlantic salmon.
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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, often do not favor the enforcement of patents and other intellectual property protection, particularly those relating to bioengineering. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.
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
We do not believe that we have a direct competitor for bioengineered, growth-enhanced Atlantic salmon. However, the market for Atlantic salmon is dominated by a group of large, multinational corporations with entrenched distribution channels. Our ability to compete successfully will depend on our ability to demonstrate that AquAdvantage Salmon is superior to and/or less expensive than other products available in the market.
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
In February 2013, we entered into the ECC with Intrexon, pursuant to which we are permitted to use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional bioengineered traits in finfish for human consumption. The ECC grants us a worldwide license to use certain patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to finfish for human consumption. We agreed under the ECC to pay Intrexon, on a quarterly basis, 16.66% of the gross profits calculated for each developed product. We also agreed to pay Intrexon 50% of the quarterly revenue obtained from a sublicensee in the event of a sublicensing arrangement. In addition, we agreed to reimburse Intrexon for the costs of certain services provided by Intrexon. The ECC remains in effect. These payments could negatively impact our ability to support our operations.
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
In general, under Sections 382 and 383 of the U.S. Tax Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), tax credits, or other tax attributes to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. In addition to limitations imposed by the 2017 Tax Cuts and Jobs Act, a portion of our NOLs are subject to substantial limitations arising from previous ownership changes, and, if we undergo an ownership change, our ability to utilize NOLs could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal and state taxable income.
Risks Relating to our Common Stock
Intrexon’s significant share ownership position allows it to influence corporate matters.
Based solely on a Schedule 13D/A filed on October 25, 2018, by Randal J. Kirk, Intrexon, and Third Security, LLC (“Third Security”), Intrexon currently owns 8,239,199 shares of our common stock, or approximately 53.9% of our outstanding shares. In addition, entities controlled by Randal J. Kirk, including Third Security and its affiliates other than Intrexon, currently hold 837,554 shares of our common stock, or approximately 5.5% of our outstanding shares. Based on these holdings, Randal J. Kirk, Intrexon’s Chairman, Chief Executive Officer, and controlling shareholder, and Third Security’s Chief Executive Officer and Senior Managing Director, has reported control over approximately 59.4% of our outstanding shares. Given this, and our grant to Intrexon of certain rights to nominate members of our Board of Directors that are intended to ensure that Intrexon-nominated Board members represent a percentage of our Board that is proportionate to Intrexon’s percentage ownership of our common stock, Intrexon will be able to significantly influence who serves on our Board of Directors and the outcome of matters required to be submitted to our shareholders for approval, including decisions relating to the outcome of any proposed merger or consolidation of our company. Intrexon’s interests may not be consistent with those of our other shareholders. Furthermore, Intrexon’s significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common stock.
An active trading market for our common stock may not develop or be sustained.
Although our common stock is currently traded on the Nasdaq Capital Market, an active trading market for our common stock may not be maintained. If an active market for our common stock is not maintained, it may be difficult for shareholders to sell shares of our common stock. An inactive trading market may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
The price of our shares of common stock is likely to be volatile.
The share price of publicly traded emerging companies can be highly volatile and subject to wide fluctuations. The prices at which our common stock are quoted and the prices which investors may realize will be influenced by a large number of factors, some specific to our company and operations and some that may affect the quoted biotechnology sector, or quoted companies generally. These factors could include variations in our operating results, publicity regarding the process of obtaining regulatory approval to commercialize our products, divergence in financial results from analysts’ expectations, changes in earnings estimates by stock market analysts, overall market or sector sentiment, legislative changes in our sector, the performance of our research and development programs, large purchases or sales of our common stock, currency fluctuations, legislative changes in the bioengineering environment, and general economic conditions. Certain of these events and factors are outside of our control. Stock markets have from time to time experienced severe price and volume fluctuations, which, if recurring, could adversely affect the market prices for our commons stock.

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
The obligations of being a public company in the United States place additional demands on our management and require significant expenditures, including costs resulting from public company reporting obligations under the Exchange Act; the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act; and the listing requirements for the Nasdaq Capital Market. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly if we were no longer to qualify as an emerging growth company. Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate headquarters are located in Maynard, Massachusetts, and consist of approximately 3,500 square feet of office space under a lease that expires in March 2023. We operate a demonstration farm for AquAdvantage Salmon in Panama under a lease that expires in April 2019. On Prince Edward Island, Canada, we own both a hatchery in Fortune and a salmon farm, consisting of a hatchery, a grow-out facility, and a broodstock facility in Rollo Bay, and we own a production grow-out facility in Albany, Indiana. We believe that the spaces that we lease and own are sufficient to meet our current and near-term needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations.
Item 3.  Legal Proceedings
Lawsuit Against the FDA Approval of NADA
On March 30, 2016, a coalition of NGOs filed a complaint against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the FDA approval of the NADA for AquAdvantage Salmon. The coalition, including the Centre for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate bioengineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage Salmon could escape and threaten endangered wild salmon stocks. This lawsuit is currently in the discovery phase of litigation.
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
Our common stock is currently traded on the Nasdaq Capital Market under the symbol “AQB.” Prior to our listing on the Nasdaq Capital Market, we were listed in 2006 on the Alternative Investment Market (“AIM”), the London Stock Exchange’s international market for smaller growing companies, initially under the symbol “ABTX” and, commencing in 2014, under the symbol “ABTU.” For the period from January 19, 2017, to May 31, 2017, we were dual-listed on both the Nasdaq Capital Market and AIM. Effective June 1, 2017, we voluntarily delisted our common stock from AIM. As of March 6, 2019, 15,275,398 shares of our common stock were issued and outstanding.
As of March 6, 2019, there were approximately 328 holders of record of our common stock. The transfer agent for our common stock is Computershare Trust Company, N.A.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information under “Equity Compensation Plan Information” to be included in our definitive proxy statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018, is incorporated herein by reference.
Recent Sales of Registered Securities
The following sets forth information regarding all registered securities sold since January 1, 2018:

•
On January 17, 2018, we completed a public offering of 3,692,307 shares of our common stock and 4,246,153 warrants for net proceeds of approximately $10.6 million. Intrexon participated in this offering, purchasing 1,538,461 shares of our common stock and warrants for $5 million.

•
During the period of March 23, 2018, to June 26, 2018, 249,824 Common Shares were issued through the conversion of outstanding warrants at a price of $3.25. Proceeds to the Company totaled $0.8 million.

•
On October 24, 2018, 2,250,461 Common Shares were issued through the exercise of outstanding warrants at a discounted price of $2.00. Net proceeds to the Company were $4.3 million. Intrexon participated in the exercise, converting warrants for 1,538,461 Common Shares, resulting in gross proceeds of $3.1 million.

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
The consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements. Our audited consolidated financial statements have been prepared in U.S. dollars in accordance with United States generally accepted accounting principles, or U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Fiscal Years Ended December 31,
	2018	2017	2016
(in thousands, except share data)
Statement of Operations Data
Revenues:
Product revenues	$85	$53	$—
Costs and expenses:
Product Costs	78	51	—
Sales and marketing	298	799	860
Research and development	3,459	3,372	3,430
General and administrative	6,616	5,063	3,775
Total costs and expenses	10,451	9,285	8,065
Operating loss	(10,366)	(9,232)	(8,065)
Other income (expense):
Interest and other income (expense), net	(16)	(27)	(406)
Total other income (expense)	(16)	(27)	(406)
Net loss	$(10,382)	$(9,259)	$(8,471)

Other comprehensive income
Foreign currency translation gain (loss)	(360)	72	(60)
Total other comprehensive income (loss)	(360)	72	(60)
Comprehensive loss	$(10,742)	$(9,187)	$(8,531)

Earnings per share
Net loss	(10,382)	(9,259)	(8,471)
Deemed dividend	(1,823)	—	—
Net loss attributable to common shareholders	$(12,205)	$(9,259)	$(8,471)

Basic and diluted net loss per share attributable to common shareholders	$(0.94)	$(1.06)	$(1.60)
Weighted average number of common shares-basic and diluted (1)	13,028,760	8,772,494	5,303,114

(1)
The basic and diluted net loss per share and weighted average number of common shares used in the net loss per share calculation have been adjusted to reflect the 1-for-30 reverse stock split effected January 2017.

	As of December 31,
	2018	2017
Balance Sheet Data:
Cash and CD’s	$3,003	$506
Total assets	$27,671	$23,732
Debt	$3,591	$3,084
Stockholders’ equity	$23,234	$17,981
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
Overview
We believe that we are a leader in the field of biotechnology tools for improving the productivity of aquaculture. Our lead product is the AquAdvantage Salmon, which received FDA approval in 2015 as the first bioengineered animal available for sale for human consumption. We have commenced commercial activities with operations in markets where we have received regulatory approval. The first steps in our commercial plan have been implemented, including the following:

•	in 2017 and 2018, we sold small harvest quantities from our farm site in Panama;

•
we received approval from the provincial regulatory authorities in Prince Edward Island for the construction of a broodstock facility to house our conventional Atlantic salmon stock and a 250-metric-ton recirculating aquaculture system (“RAS”) facility to grow out our AquAdvantage Salmon, and both facilities are currently under construction; and

•	we purchased certain assets of the aquaculture facility of Bell Fish Company LLC, which we intend to use to grow out our AquAdvantage Salmon for sale and consumption in the United States.
We are also continuing an active search in both the United States and Canada for either an existing land-based RAS facility or a site on which to build a new facility for the commercial production of AquAdvantage Salmon. We intend to utilize a combination of partnerships and licensing arrangements to expand our commercial output.
Financial Overview
We have incurred significant losses since our inception. We expect to continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. We generate product revenue through the sale of our AquAdvantage Salmon, and to a lesser extent, the sale of conventional Atlantic Salmon eggs and fry. In 2017 and 2018, the Company sold AquAdvantage Salmon from its site in Panama. Prior to this, the Company had no revenues from any other product since 2008. At December 31, 2018, we had limited capital to fund operations. This raises doubt of our ability to continue as a going concern.
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our commercial activities. As discussed in “Liquidity and Capital Resources,” in February 2016, we executed a convertible debt facility providing for borrowings of up to $10 million with Intrexon, our majority shareholder. On December 16, 2016, the entire $10 million (plus accrued interest) of convertible debt was converted into 1,212,908 shares of our common stock.
In January 2017, we sold 2,421,073 shares of our common stock to Intrexon for proceeds of approximately $25 million. In January 2018, we completed a public offering of 3,692,307 shares of our common stock and 4,246,153 warrants for net proceeds of approximately $10.6 million.
During the period of March 23, 2018, to June 26, 2018, 249,824 Common Shares were issued through the conversion of outstanding warrants at a price of $3.25. Proceeds to the Company totaled $0.8 million.
On October 24, 2018, 2,250,461 Common Shares were issued through the exercise of outstanding warrants at a discounted price of $2.00. Net proceeds to the Company were $4.3 million after deducting discounts, fees, and expenses. Intrexon participated in the exercise, converting warrants for 1,538,461 Common Shares, resulting in gross proceeds of $3.1 million.
During the next several years, we expect that our working capital requirements and our capital expenditures will increase due to the operation of our production facilities in Indiana and Rollo Bay. We also expect that our annual spending on operations will increase as our company grows. We may also decide to construct or purchase additional production facilities to grow-out AquAdvantage

Salmon. These activities would require substantial new investment to fund the cost of purchase or construction of land-based farming facilities. However, the uncertainty of the timing of the commencement of the grow-out of AquAdvantage Salmon at our production facilities in Indiana and Rollo Bay makes it difficult to forecast these expenses or create a definitive operational plan beyond the short term. Upon completion of the first harvests at our production facilities in Indiana and Rollo Bay, we expect to finalize our operational plan and move forward with further expansion, which will require us to raise additional funds.
Revenue
We generate product revenue primarily through the sale of our AquAdvantage Salmon. We may also sell excess conventional salmon eggs and fry to local growers. We expect that our sales will be modest and infrequent until our grow-out facilities in Indiana and Rollo Bay are operational and commence harvesting.
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
Sales and Marketing Expenses
Our sales and marketing expenses currently include personnel costs, travel, and consulting fees for market-related activities. As of December 31, 2018, we had one employee dedicated to sales and marketing.
Research and Development Expenses
As of December 31, 2018, we employed twenty scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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
General and Administrative Expenses
General and administrative expenses consist of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services. Additionally, pre-production and capacity utilization costs for our grow-out facilities are charged to general and administrative expenses. We had eighteen employees in our general and administrative group at December 31, 2018.
Other Income (Expense), Net
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, interest income, and miscellaneous gains or losses on asset disposals.
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

Valuation Allowance for Net Deferred Tax Assets
We record a valuation allowance to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that we will not recognize some or all of the deferred tax assets. We have had a history of net losses since inception, and, as a result, we have established a 100% valuation allowance for our net deferred tax assets. If circumstances change, and we determine that we will be able to realize some or all of these net deferred tax assets in the future, we will record an adjustment to the valuation allowance. Additionally, enacted changes in domestic or foreign tax rates, that require remeasurement of our deferred tax assets and liabilities, also require remeasurement of our valuation allowance.
Inventory
The Company has adopted ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” The main provision of the guidance is that an entity should measure inventory at the lower of cost or net realizable value (“NRV”), where NRV is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
Results of Operations
Comparison of the year ended December 31, 2018, to the year ended December 31, 2017.
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars(in thousands) and as a percentage:

	Year Ended December 31,		Dollar Change	% Change
	2018	2017
Product revenue	$85	$53	$32	60%

Operating expenses:
Product costs	78	51	27	53%
Sales and marketing	298	799	(501)	(63)%
Research and development	3,459	3,372	87	3%
General and administrative	6,616	5,063	1,553	31%
Operating loss	(10,366)	(9,232)	(1,134)	12%
Total other (income) expense, net	(16)	(27)	11	(41)%
Net loss	$(10,382)	$(9,259)	$(1,123)	12%
Product Revenue and Product Costs
We expect that sales of our fish will be infrequent and modest until our Indiana and Rollo Bay facilities are fully operational and harvesting.
Product revenues for the year ended December 31, 2018, were up from the corresponding period in 2017, as a result of selling conventional Atlantic Salmon eggs and fry in addition to the sale of AquAdvantage Salmon.
Product costs on sales for the year ended December 31, 2018, were up from the corresponding period in 2017.
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2018, were down from the corresponding period in 2017 due to lower personnel and travel costs. We expect that our sales and marketing expenses will be relatively flat until we increase our production of AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2018, were slightly up from the corresponding period in 2017 due to increases in personnel and field trial costs, which were partially offset by a reduction in outside contracted research and development services. We expect that our research and development expenses will continue to increase as we further develop our Rollo Bay farm site and as we continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2018, were significantly higher than the corresponding period in 2017 due to increases in personnel, legal fees and Board costs, along with the pre-production and start-up costs at our Indiana site. We expect that our general and administrative expenses will decrease as production increases at the Indiana facility.

Total Other (Income) Expense
Total other (income) expense for 2018 and 2017 is comprised of interest on debt, bank charges, interest income, and a net gain on the disposal of assets.
Comparison of the year ended December 31, 2017, to the year ended December 31, 2016.
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars (in thousands) and as a percentage:

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
Product costs on sales consisted of the labor and related direct costs to grow out our fish, an application of overhead, and processing and shipping costs.
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2017, were down from the corresponding period in 2016 due to lower travel and outside service costs related to the exploratory design fees for a land-based recirculating aquaculture facility.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2017, were down from the corresponding period in 2016 due to a reduction in outside contract research expenses and an allocation of cost to inventory, which were partly offset by an increase in compensation.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2017, were significantly higher than the corresponding period in 2016 due to increased compensation charges and higher professional fees, corporate taxes, and the pre-production costs at the Indiana site, which were partially offset by a reduction in stock compensation charges and legal fees.
Total Other (Income) Expense
Total other (income) expense for 2017 is comprised of interest on debt, bank charges, interest income, and gains on asset disposals. Total other (income) expense for 2016 is comprised of interest on the convertible debt with Intrexon, bank charges, interest income, and gains on asset disposals.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses from operations since our inception in 1991, and, as of December 31, 2018, we had an accumulated deficit of $119 million. In February 2016, we entered into a convertible debt facility with Intrexon (the “Debt Facility”). Advances under the Debt Facility carried an interest rate of 10% per year and had a maturity date of March 1, 2017. The entire $10 million (plus accrued interest) under the Debt Facility was converted into 1,212,908 shares of our common stock on December 16, 2016. In January 2017, we completed a private placement of 2,421,073 shares of our common stock to Intrexon for proceeds of approximately $25 million.

In January 2018, we completed a public offering of 3,692,307 Common Shares and warrants for 4,246,153 Common Shares. Net proceeds to the Company were $10.6 million. Intrexon Corporation participated in the offering, purchasing 1,538,461 Common Shares and warrants for 1,538,461 Common Shares for gross proceeds of $5.0 million.
During the period of March 23, 2018, to June 26, 2018, 249,824 Common Shares were issued through the conversion of outstanding warrants at a price of $3.25. Proceeds to the Company totaled $0.8 million.
On October 24, 2018, 2,250,461 Common Shares were issued through the exercise of outstanding warrants at a discounted price of $2.00. Net proceeds to the Company were $4.3 million. Intrexon participated in the exercise, converting warrants for 1,538,461 Common Shares, resulting in gross proceeds of $3.1 million.
As of December 31, 2018, we had a cash balance of $3.0 million.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(9,817)	$(9,101)	$(7,449)
Investing activities	(4,082)	(19,046)	(1,074)
Financing activities	16,449	25,238	10,541
Effect of exchange rate changes on cash	(53)	77	(7)
Net increase (decrease) in cash	$2,497	$(2,832)	$2,011
Cash Flows from Operating Activities
Net cash used in operating activities during the year ended December 31, 2018, was primarily comprised of our $10.4 million net loss, offset by non-cash depreciation and stock compensation charges of $1.1 million, and increased by working capital uses of $527 thousand. Spending on operations increased in 2018 due to headcount additions and commencement of partial activities at our Rollo Bay and Indiana farm sites. The use of cash in working capital in 2018 was primarily due to a reduction in accounts payable and accrued liabilities and increases in prepaid expenses and other current assets.
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
Cash Flows from Investing Activities
During 2018, we used $4.1 million for property and equipment purchases for renovations to our Indiana farm site and for construction charges at our Rollo Bay site. This was partly offset by the $23 thousand in proceeds from the sale of existing assets.
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
Cash Flows from Financing Activities
During 2018, we received approximately $10.6 million in net proceeds from the issuance of Common Shares and warrants in a public offering and $5.1 million from the exercise of warrants, and $716 thousand from the issuance of debt, net of repayments.
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

Future Capital Requirements
As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $119 million as of December 31, 2018. Our cash balance on December 31, 2018, was $3.0 million. We have evaluated our cash resources as of the date of issuance of this report, in view of our planned spending for ongoing operations, capital expenditures, and working capital and have determined that our current funds will be used during the first half of 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company plans to raise capital through equity and/or debt financings. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. Therefore, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may also cut operating costs or delay capital spend in order to preserve available cash. If we are unable to generate additional funds in the future through financings, sales of our products, government grants, loans, or from other sources or transactions, we will exhaust our resources and will be unable to maintain our currently planned operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.
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
Contractual Obligations
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2018, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
PEI Finance term loan	$1,219	$34	$86	$1,099	$—
ACOA term loan	204	27	55	55	67
Kubota Canada Ltd	61	10	20	20	11
ACOA AIF grant (1)	2,107	—	—	—	2,107
Maynard office lease	278	63	131	84	—
Panama site lease	60	60	—	—	—
Indiana auto lease	11	5	6	—	—
Indiana well lease	717	15	32	33	637
Total	$4,657	$214	$330	$1,291	$2,822
(1) repayment of the AIF grant is royalty-based and estimated on revenue projections of products resulting from the project
In addition to the obligations in the table above, as of December 31, 2018, we also have the following significant contractual obligations described below:

•
In February 2013, we entered into the ECC with Intrexon, pursuant to which we are permitted to use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional bioengineered traits in finfish for human consumption. We agreed under the ECC to pay Intrexon, on a quarterly basis, 16.66% of the gross profits calculated for each developed product. We also agreed to pay Intrexon 50% of the quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement. In addition, we agreed to reimburse Intrexon for the costs of certain services provided by Intrexon. Amounts required to be paid to Intrexon under the ECC are not included in the table above due to the uncertainty of the timing of payments.

Recent Accounting Pronouncements
The following is a brief description of recent accounting pronouncements not yet adopted that could have a material effect on our financial statements:
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. Additionally, the new guidance has simplified accounting for sale and leaseback transactions. Lessor accounting is largely unchanged. The ASU is effective for fiscal years beginning after December 15, 2018. We will adopt the ASU effective January 1, 2019 and based on our current portfolio of leases, approximately $532 thousand of lease assets and liabilities will be recognized on our balance sheet, primarily relating to real estate.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At December 31, 2018, and December 31, 2017, we had $1.2 million and $545 thousand, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2018 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based upon this evaluation and those criteria, management believes that, as of December 31, 2018, our internal controls over financial reporting were effective.
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
Changes in Internal Control
There have been no changes in our internal control over financial reporting for the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.
Item 11.  Executive Compensation
We are an emerging growth company, as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.
The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.
Item 14.  Principal Accounting Fees and Services
The information required by this Item is set forth in our 2019 Proxy Statement to be filed with the SEC within 120 days of December 31, 2018, and is incorporated by reference into this Annual Report on Form 10-K by reference.

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

10.15*
Form of Warrant Exercise Agreement, by and between AquaBounty Technologies, Inc. and certain holders of its Common Stock Purchase Warrants, dated October 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2018).

10.16*
Lease and Management Agreement, by and between AquaBounty Panama, S. de R.L. and Luis Lamastus, dated October 1, 2013 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.17*
Agreement, by and among Atlantic Canada Opportunities Agency and AQUA Bounty Canada Inc. and AquaBounty Technologies Inc., dated December 16, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.18*
Offer Letter dated as of July 10, 2018, from Prince Edward Island Century 2000 Fund Inc. to AQUA Bounty Canada Inc. and accepted by AQUA Bounty Canada Inc. and AquaBounty Technologies, Inc. on August 20, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.19*
Negotiable Promissory Note dated as of October 16, 2018, issued by AQUA Bounty Canada Inc. in favor of Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.20*
Collateral Mortgage dated as of July 26, 2016, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.21*
Collateral Mortgage dated as of October 9, 2018, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.22*
General Security Agreement dated as of July 26, 2016, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.23*
Guarantee dated as of October 9, 2018, made by AquaBounty Technologies, Inc. in favor of Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.24*†
Employment Agreement, by and between Sylvia Wulf and AquaBounty Technologies, Inc., dated November 27. 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2018).

10.25*†
Employment Agreement, by and between Ronald Stotish and AquaBounty Technologies, Inc., dated April 1, 2006 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.26*†
Employment Agreement, by and between David Frank and AquaBounty Technologies, Inc., dated October 1, 2007 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.27*†
Employment Agreement, by and between Alejandro Rojas and AquaBounty Technologies, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.28*
Collaborative Research Agreement, by and between AQUA Bounty Canada Inc. and Tethys Aquaculture Canada, Inc., dated March 22, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.29*
Intellectual Property License and Full and Final Release among Genesis Group, Inc., HSC Research and Development Partnership and AquaBounty Technologies, Inc., dated February 28, 2014 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

Exhibit Number	Exhibit Description
10.30*
Amended and Restated Lease Agreement, by and between AquaBounty Panama, S. de R.L. and Ligia Gabriela Surgeon de Lamastus, dated May 1, 2016 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.31*
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

AQUABOUNTY TECHNOLOGIES, INC.
By:	/s/ Sylvia A. Wulf
Sylvia A. Wulf
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

Signature	Title	Date

/s/ Sylvia A. Wulf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
Sylvia A. Wulf

/s/ David A. Frank	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2019
David A. Frank

/s/ Ronald L. Stotish	Chief Technology Officer and Director	March 7, 2019
Ronald L. Stotish

/s/ Richard J. Clothier	Chairman of the Board, Director	March 7, 2019
Richard J. Clothier

/s/ Jack A. Bobo	Director	March 7, 2019
Jack A. Bobo

/s/ Richard L. Huber	Director	March 7, 2019
Richard L. Huber

/s/ Christine St.Clare	Director	March 7, 2019
Christine St.Clare

/s/ Rick Sterling	Director	March 7, 2019
Rick Sterling

/s/ James C. Turk	Director	March 7, 2019
James C. Turk

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AquaBounty Technologies, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AquaBounty Technologies, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows, for each of the three years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of a Matter Regarding Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
March 7, 2019
We have served as the Company’s auditor since 2011.

AquaBounty Technologies, Inc.
Consolidated Balance Sheets

	As of
	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,990,196	$492,861
Certificate of deposit	12,361	13,422
Other receivables	115,982	183,926
Inventory	76,109	172,363
Prepaid expenses and other current assets	315,969	527,322
Total current assets	3,510,617	1,389,894

Property, plant and equipment, net	23,716,768	21,802,976
Definite-lived intangible assets, net	171,292	184,995
Indefinite-lived intangible assets	191,800	191,800
Other assets	80,583	162,093
Total assets	$27,671,060	$23,731,758

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$845,323	$2,666,855
Current debt	71,613	49,794
Total current liabilities	916,936	2,716,649

Long-term debt	3,519,821	3,034,420
Total liabilities	4,436,757	5,751,069

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
15,098,837, (2017: 8,895,094) shares outstanding	15,099	8,895
Additional paid-in capital	142,707,957	126,718,186
Accumulated other comprehensive loss	(574,186)	(213,884)
Accumulated deficit	(118,914,567)	(108,532,508)
Total stockholders’ equity	23,234,303	17,980,689

Total liabilities and stockholders’ equity	$27,671,060	$23,731,758
See accompanying notes to the consolidated financial statements and report of the independent registered public accounting firm.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
	2018	2017	2016
Revenues
Product Revenues	$84,518	$53,278	$—

Costs and expenses
Product costs	78,155	50,777	—
Sales and marketing	297,687	799,009	860,365
Research and development	3,458,564	3,371,767	3,429,400
General and administrative	6,615,908	5,063,824	3,775,289
Total costs and expenses	10,450,314	9,285,377	8,065,054

Operating loss	(10,365,796)	(9,232,099)	(8,065,054)

Other income (expense)
Gain on disposal of equipment	13,233	941	2,861
Interest expense	(22,257)	(21,537)	(402,554)
Other income (expense), net	(7,239)	(5,952)	(5,914)
Total other income (expense)	(16,263)	(26,548)	(405,607)

Net loss	$(10,382,059)	$(9,258,647)	$(8,470,661)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(360,302)	72,388	(59,840)
Total other comprehensive income (loss)	(360,302)	72,388	(59,840)

Comprehensive loss	$(10,742,361)	$(9,186,259)	$(8,530,501)

Earnings per share
Net loss	(10,382,059)	(9,258,647)	(8,470,661)
Deemed dividend	(1,822,873)	—	—
Net loss attributable to common shareholders	(12,204,932)	(9,258,647)	(8,470,661)

Basic and diluted net loss per share attributable to common shareholders	$(0.94)	$(1.06)	$(1.60)
Weighted average number of common shares -basic and diluted	13,028,760	8,772,494	5,303,114
See accompanying notes to the consolidated financial statements and report of the independent registered public accounting firm.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2015	5,247,605	$5,248	$90,968,813	$(226,432)	$(90,803,200)	$(55,571)
Net loss					(8,470,661)	(8,470,661)
Other comprehensive loss				(59,840)		(59,840)
Conversion of debt and accrued interest to common stock	1,212,908	1,213	10,394,620			10,395,833
Cashless exercise of options for common stock	524	—	—			—
Share based compensation	2,899	3	218,291			218,294
Balance at December 31, 2016	6,463,936	$6,464	$101,581,724	$(286,272)	$(99,273,861)	$2,028,055
Net loss					(9,258,647)	(9,258,647)
Other comprehensive income				72,388		72,388
Issuance of common stock, net of expenses	2,421,073	2,421	24,986,836			24,989,257
Exercise of options for common stock	8334	8	27,494			27,502
Share based compensation	1,751	2	122,132			122,134
Balance at December 31, 2017	8,895,094	$8,895	$126,718,186	$(213,884)	$(108,532,508)	$17,980,689
Net loss					(10,382,059)	(10,382,059)
Other comprehensive loss				(360,302)		(360,302)
Issuance of common stock and warrants, net of expenses	3,692,307	3,692	10,612,354			10,616,046
Exercise of warrants for common stock, net of expenses	2,500,285	2,501	5,114,032			5,116,533
Share based compensation	11,151	11	263,385			263,396
Balance at December 31, 2018	15,098,837	$15,099	$142,707,957	$(574,186)	$(118,914,567)	$23,234,303
See accompanying notes to the consolidated financial statements and report of the independent registered public accounting firm.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2018	2017	2016

Operating activities
Net loss	$(10,382,059)	$(9,258,647)	$(8,470,661)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	843,387	184,946	153,996
Share-based compensation	263,396	122,134	218,294
Gain on disposal of equipment	(13,233)	(941)	(2,861)
Non-cash interest and other expenses	(1,364)	—	395,833
Changes in operating assets and liabilities:
Other receivables	56,212	(11,440)	(121,640)
Inventory	93,956	(169,991)	—
Prepaid expenses and other assets	289,868	(592,602)	38,054
Accounts payable and accrued liabilities	(966,928)	625,763	340,092
Net cash used in operating activities	(9,816,765)	(9,100,778)	(7,448,893)

Investing activities
Purchase of property, plant and equipment	(4,009,736)	(18,893,264)	(934,495)
Deposits on equipment purchases	(95,001)	(153,663)	(156,982)
Proceeds from sale of equipment	23,233	941	23,844
Payment of patent costs	—	—	(5,664)
Net cash used in investing activities	(4,081,504)	(19,045,986)	(1,073,297)

Financing activities
Proceeds from issuance of debt	771,858	256,807	547,142
Repayment of term debt	(55,615)	(35,812)	(6,268)
Proceeds from the issuance of convertible debt	—	—	10,000,000
Proceeds from the issuance of common stock and warrants, net	10,616,046	24,989,257	—
Proceeds from exercise of stock options and warrants, net	5,116,533	27,502	—
Net cash provided by financing activities	16,448,822	25,237,754	10,540,874

Effect of exchange rate changes on cash and cash equivalents	(53,218)	77,262	(7,496)
Net change in cash and cash equivalents	2,497,335	(2,831,748)	2,011,188
Cash and cash equivalents at beginning of period	492,861	3,324,609	1,313,421
Cash and cash equivalents at the end of period	$2,990,196	$492,861	$3,324,609

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$22,257	$21,537	$6,721
Conversion of convertible debt and accrued interest to common stock	$—	$—	$10,395,833
Property and equipment included in accounts payable and accrued liabilities	$193,378	$1,036,240	$50,132
Acquisition of equipment under debt arrangement	$74,068	$—	—
See accompanying notes to the consolidated financial statements and report of the independent registered public accounting firm.

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

1. Nature of business and organization
Nature of business
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional salmon.
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
Going Concern Uncertainty and Management's Plan
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $119 million as of December 31, 2018. At December 31, 2018, the Company had limited capital to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.
The Company plans to raise capital through equity and/or debt financings. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. The Company may also cut operating costs or delay capital spend in order to preserve available cash. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.
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
for the years ended December 31, 2018, 2017, and 2016

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
Short-term investments
The Company considers all liquid investments with maturities greater than three months but less than one year when purchased to be short-term investments. The Company has a six-month certificate of deposit at December 31, 2018 and 2017. It is renewable semi-annually in January and July.
Inventories
The Company measures inventory at the lower of cost or net realizable value (NRV), where NRV is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company also considers capacity utilization in calculating its inventory value with any excess capacity charged to general and administrative expenses.
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
Property, plant and equipment
Property, plant and equipment are carried at cost, and depreciation expense commences when the asset is placed into service, which may include receiving applicable regulatory approval. The Company depreciates all asset classes over their estimated useful lives, as follows:

Building	20 - 25 years
Equipment	7 - 10 years
Office furniture and equipment	3 years
Leasehold improvements	shorter of asset life or lease term
Vehicles	3 years
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
for the years ended December 31, 2018, 2017, and 2016

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
Income taxes
The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The Company follows accounting guidance regarding the recognition, measurement, presentation, and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be upheld under regulatory review. The resulting tax impact of these tax positions is recognized in the financial statements based on the results of this evaluation. The Company did not recognize any tax liabilities associated with uncertain tax positions, nor has it recognized any interest or penalties related to unrecognized tax positions. Generally, the Company is no longer subject to federal and state tax examinations by tax authorities for years before 2015.
Net loss per share
Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the year. Basic net loss per share is based solely on the number of common shares outstanding during the year. Fully diluted net loss per share includes the number of shares of common stock issuable upon the exercise of warrants and options with an exercise price less than the fair value of the common stock. Since the Company is reporting a net loss for all periods presented, all potential common shares are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $230,677 at December 31, 2018.

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

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
4. Inventory
Major classifications of inventory are summarized as follows for December 31, 2018 and 2017:

	2018	2017
Feed	$24,288	60,161
Eggs	—	73,967
Packaging	8,913	—
Fish in process	42,908	38,235
Total inventory	$76,109	$172,363
5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows for December 31, 2018 and 2017:

	2018	2017
Land	$704,567	$676,083
Building and improvements	9,244,737	9,187,160
Construction in process	6,091,265	5,119,961
Equipment	9,713,030	8,211,510
Office furniture and equipment	192,606	136,091
Vehicles	26,832	29,135
Total property and equipment	$25,973,037	$23,359,940
Less accumulated depreciation and amortization	(2,256,269)	(1,556,964)
Property, plant and equipment, net	$23,716,768	$21,802,976
Depreciation and amortization expense for 2018 on property, plant and equipment was $829,684 (2017: $171,242; 2016: 140,649).
In July 2016, the Company purchased the property, plant and equipment of the former Atlantic Sea Smolt plant in Rollo Bay West on Prince Edward Island for $717,225, including legal and other expenses incurred. The Company allocated the purchase price to land, building, and equipment based on valuations and management’s estimates. Included in construction in process is $5.7 million for renovation and new construction costs incurred at our Rollo Bay farm site. An additional $785 thousand has been committed.
In June 2017, the Company purchased the aquaculture facility of Bell Fish Company LLC in Albany, Indiana, for $14.2 million, including legal and other expenses incurred. Through December 31, 2018, the Company has invested $2.6 million to upgrade the facility for use to grow out its AquAdvantage Salmon for harvest and sale in the United States. The Company currently has an additional $122 thousand committed to this project. This facility is operational, although the Company expects that upgrades will continue through 2020.

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets include the following at December 31, 2018 and 2017:

	2018	2017
Prepaid insurance	$90,754	$84,801
Prepaid supplies	19,422	33,132
Prepaid professional services	38,375	16,059
Prepaid rent and lease deposits	13,508	5,852
Other current assets	153,910	387,478
Total prepaid expenses and other current assets	$315,969	$527,322
7. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following at December 31, 2018 and 2017:

	2018	2017
Accounts payable	$366,917	$1,089,919
Accrued payroll including vacation	223,481	364,368
Accrued professional fees and contract services	185,992	443,178
Accrued taxes	23,678	240,880
Accrued construction costs	13,716	509,950
Accrued other	31,539	18,560
Accounts payable and accrued liabilities	$845,323	$2,666,855
8. Debt
The current terms and conditions of long-term debt outstanding at December 31, 2018 and 2017, are as follows:

	Interest rate	Monthly repayment	Maturity date	2018	2017
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,106,840	$2,287,771
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	203,735	251,056
Kubota Canada Ltd (C$95,961)	0%	C$1,142	Jan 2025	61,178	—
PEI Finance term loan (C$2,717,093)	4%	C$4,333	July 2021	1,219,681	545,387
Total debt				$3,591,434	$3,084,214
less: current portion				(71,613)	(49,794)
Long-term debt				$3,519,821	$3,034,420
Principal payments due on the long-term debt are as follows:

Year	AIF	ACOA	Kubota	FPEI	Total
2019	$—	$27,466	$10,057	$34,090	$71,613
2020	—	27,466	10,057	42,034	79,557
2021	—	27,466	10,057	43,746	81,269
2022	—	27,466	10,057	45,529	83,052
2023	—	27,466	10,057	1,054,282	1,091,805
Thereafter	2,106,840	66,405	10,893	—	2,184,138
Total	$2,106,840	$203,735	$61,178	$1,219,681	$3,591,434
Atlantic Canada Opportunities Agency (“ACOA”)
ACOA is a Canadian government agency that provides funding to support the development of businesses and promote employment in the Atlantic region of Canada.

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

ACOA Atlantic Innovation Fund (“AIF”) Grant
In January 2009, the Canadian Subsidiary was awarded an AIF grant from ACOA to provide a contribution towards the funding of a research and development project. Contributions under the grant were made through 2014 and no further funds are available. Amounts claimed by the Canadian Subsidiary must be repaid in the form of a 10% royalty on any products that are commercialized out of this research project until the loan is fully repaid. Revenue from the sale of AquAdvantage Salmon are not subject to the royalty, and the Company does not expect to commercialize products that would be subject to the royalty in the next five years.
ACOA term loans
In February 2016, the Canadian Subsidiary executed an agreement with ACOA to partially finance the renovations to the Rollo Bay farm site. All available funding under the agreement was disbursed through May 2017, and no further amounts are available. The loan is being repaid over a period of nine years.
On November 13, 2018, the Canadian Subsidiary executed a second agreement with ACOA to partially finance the renovations to the Rollo Bay site. The terms of the agreement include funding up to C$500 thousand ($367 thousand) with repayment commencing after the final draw-down of the funds. The loan term is nine years with a zero percent interest rate. No funds were drawn during 2018.
Kubota
Kubota is a manufacturer of power equipment for the construction, agriculture, commercial, and residential industries.
In January 2018, the Canadian Subsidiary financed the purchase of equipment through a loan with Kubota. The total amount is being repaid in monthly installments. The loan is secured by the underlying equipment.
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
On October 16, 2018, the Canadian Subsidiary obtained a new loan from FPEI, which incorporates the existing loan and provides
C$2.0 million ($1.5 million) of additional funds. As of December 31, 2018, C$1.0 million ($734 thousand) has been drawn down. Payments will commence once all funds have been drawn. The loan has an interest rate of 4% and is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. The loan is guaranteed by the Parent.
The Company recognized interest expense in 2018 of $22,185 (2017: $21,520; 2016: $402,554) on its interest-bearing debt.
9. Stockholders’ equity
In May 2018, the Company’s shareholders approved a reduction in the number of authorized shares from 240 million to 55 million shares of stock, of which 5 million are authorized as preferred stock and 50 million as common stock. At December 31, 2018, the Company had zero shares (2017: zero) of preferred stock and 15,098,837 shares (2017: 8,895,094) of common stock, issued and outstanding.
In December 2016, the shareholders approved a reverse share split ratio of 1-for-30 to be implemented on January 5, 2017. All share balances in the Financial Statements and accompanying notes have been restated to reflect this change.
Common stock
The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders. Dividends and distribution of assets of the Company in the event of liquidation are subject to the preferential rights of any outstanding preferred shares. At December 31, 2018, the Company had reserved 339,964 shares of common stock for the exercise of options and 1,745,868 shares of common stock for the exercise of warrants.
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

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

On October 24, 2018, 2,250,461 Common Shares were issued through the exercise of outstanding warrants at a discounted price of $2.00. Net proceeds to the Company were $4.3 million after deducting discounts, fees, and expenses. Intrexon participated in the exercise, converting warrants for the issuance of 1,538,461 Common Shares, resulting in gross proceeds of $3.1 million.
Additionally during 2018, the Company issued 249,824 Common Shares in conjunction with the exercise of warrants, with total proceeds of $0.8 million.
Warrants
In connection with the public offering of Common Shares that was completed in January 2018, the Company issued warrants to purchase 4,246,153 Common Shares. Each warrant has an exercise price per share of $3.25, is immediately exercisable, and will expire five years from the date of issuance. During 2018 249,824 warrants were exercised at $3.25 and the Board approved the exercise of 2,250,461 warrants in October 2018 at a discounted price of $2.00. The intrinsic value of the warrants that were converted at the discounted price was $1.8 million. The warrant inducement was treated as an extinguishment of an equity contract, as the warrant holders had to exercise their warrants in order to take advantage of the discounted conversion price. In accounting for the transaction the Company analogized to guidance regarding the treatment of preferred stock extinguishments and recognized the intrinsic value of the inducement, totaling $1.8 million, as a return of capital and as an addition to net loss for the purpose of calculating basic and diluted earnings per share.
The following table summarizes information about outstanding warrants at December 31, 2018:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2017	—	$—
Issued	4,246,153	3.25
Exercised	(2,500,285)	2.12
Outstanding at December 31, 2018	1,745,868	$3.25
Exercisable at December 31, 2018	1,745,868	$3.25
Share-based compensation
In 2006, the Company established the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provided for the issuance of incentive stock options to employees of the Company and non-qualified stock options and awards of restricted stock to Directors, officers, employees, and consultants of the Company. In accordance with its original terms, the 2006 Plan terminated on March 18, 2016. All outstanding awards under the 2006 Plan will continue until their individual termination dates.
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
Restricted stock
The Company’s restricted stock activity under the 2006 Plan and the 2016 Plan is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2017	2,697	$11.37
Granted	11,151	2.50
Vested	(4,981)	5.50
Unvested at December 31, 2018	8,867	$3.51
During 2018, the Company expensed $27,298 (2017: $26,400; 2016: $18,070) related to restricted stock awards. At December 31, 2018, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $31,015. The period over which the unearned share-based compensation is expected to be earned is approximately 2.2 years.

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

Stock options
The Company’s option activity under the 2006 Plan and the 2016 Plan is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2017	227,203	$9.39
Issued	113,561	2.50
Expired	(800)	9.90
Outstanding at December 31, 2018	339,964	$7.09
Exercisable at December 31, 2018	303,986	$6.94
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
The weighted average fair value of stock options granted during 2018 was $2.50 (2017: $4.55; 2016: $4.46). There were no options exercised in 2018. The total intrinsic value of options exercised in 2017 was $43,420 (2016: $6,338). At December 31, 2018, the total intrinsic value of all options outstanding was $0 (2017: $17,454; 2016: $602,773), the total intrinsic value of exercisable options was $0 (2017: $17,454; 2016 $597,872), and the total number of shares available for grant under the 2016 Plan was 268,138 (2017: 397,500; 2016: 450,000).
The following table summarizes information about options outstanding and exercisable at December 31, 2018:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average price of outstanding and exercisable options
$2.50 - $5.70	204,034	5.6	185,985
$6.90 - $9.60	53,175	3.7	53,175
$10.50 - $10.80	4,000	5.1	4,000
$14.20 - $23.40	78,755	7.2	60,826
	339,964		303,986	$6.94
The fair values of stock option grants to employees and members of the Board of Directors during 2018, 2017, and 2016 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

	2018	2017	2016
Expected volatility	81%	78%	53%
Risk free interest rate	2.60%	1.80%	1.31%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5	5	5
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
Total share-based compensation on stock-option grants amounted to $236,098 in 2018 (2017: $95,734; 2016: $200,224). At December 31, 2018, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards is $111,243. The period over which the unearned share-based compensation is expected to be earned is 1.2 years.

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

Share-based compensation
The following table summarizes share-based compensation costs recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Research and development	$3,238	$3,168	$2,115
Sales and marketing	—	9,315	65,517
General and administrative	260,158	109,651	150,662
Total share-based compensation	$263,396	$122,134	$218,294
10. Income taxes
The components of loss before income taxes for the years ended December 31, 2018, 2017, and 2016, are presented below:

	2018	2017	2016
Domestic	$(9,702,869)	$(6,526,706)	$(5,950,862)
Foreign	(679,190)	(2,731,941)	(2,519,799)
Loss before income taxes	$(10,382,059)	$(9,258,647)	$(8,470,661)
Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate for the years ended December 31, 2018, 2017, and 2016, primarily due to the following:

	2018	2017	2016
Income tax benefit	$(2,180,233)	$(3,147,940)	$(2,880,025)
State and provincial income tax, net of federal benefit	(534,789)	(678,438)	(604,354)
Permanent differences	53,795	(2,923)	234,247
US-Foreign rate differential	(13,955)	371,551	359,729
Other, net	1,182,900	(98,947)	73,220
Effect of tax reform	0	3,687,844	—
	(1,492,282)	131,147	(2,817,183)
Change in valuation allowance	1,492,282	(131,147)	2,817,183
Total income tax	$—	$—	$—
Included in Other for 2018 are $0.4 million related to state tax rate changes and $0.6 million related to foreign currency changes.
As of December 31, 2018, the Company has domestic net operating loss carryforwards of approximately $37.8 million, after consideration of limitations pursuant to section 382, to offset future federal taxable income, which begin to expire in 2031. The future utilization of certain historic net operating loss and tax credit carryforwards, however, is subject to annual use limitations based on the change in stock ownership rules of Internal Revenue Code Sections 382 and 383. The Company experienced a change in ownership under these rules during 2012 and revised its calculation of net operating loss carryforwards based on annual limitation rules. The Company also has foreign net operating loss carryforwards and research loss carryforwards totaling approximately $14.0 million and foreign research and development expense tax credits of approximately $2.6 million at December 31, 2018, which expire at various times commencing in 2019. Since the Company has incurred only losses from inception and there is uncertainty related to the ultimate use of the loss carryforwards and tax credits, a valuation allowance has been recognized to offset the Company’s deferred tax assets, and no benefit for income taxes has been recorded.

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$14,120,607	$12,411,425
Foreign research and development tax credit carryforwards	2,628,190	2,832,340
Property and equipment	463,343	482,161
Other	19,695	13,627
Total deferred tax assets	$17,231,835	$15,739,553
Valuation allowance	$(17,231,835)	$(15,739,553)
Net deferred tax assets	$—	$—
The valuation allowance increased by $1.5 million during 2018 and increased by $131,147 during 2017. The increase in 2018 is primarily due to increases in net operating loss carryforwards.
The increase in 2017 was primarily due to increases in foreign research and development tax credits and property and equipment, partially offset by a reduction in the U.S. deferred tax assets resulting from the impact of U.S. tax reform.
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
In 2017, the Company assumed a lease for well water rights as part of its purchase of certain assets of Bell Aquaculture. The lease has a thirty year term with auto-renewal for an additional twenty years. Semi-annual payments total $7,320 with annual increases of 3% over the term.
In May 2018, the Company extended its lease for its Panama farm site. The lease has a term of twelve months, ending in April 2019.
In addition, the Company leases office space in Brazil on a month-to-month basis.
Total rent expense in 2018 was $238,131 (2017: $214,634; 2016: $202,788). Future minimum commitments under the Company’s operating leases are $338,414 with $122,858 in 2019 and $64,637 in 2020.
The following table summarizes our significant contractual obligations and commercial commitments at December 31, 2018, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Maynard office lease	$278	$63	$131	$84	$—
Panama site lease	60	60	—	—	—
Indiana auto lease	11	5	6	—	—
Indiana well lease	717	15	32	33	637
Total	$1,066	$143	$169	$117	$637
Employment agreements
The Company has employment agreements with certain of its officers. The agreements provide for base pay and benefits, as defined. Under certain circumstances of termination, the Company must make severance payments.
12. Retirement plan
The Company has a savings and retirement plan for its US employees that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees and provides for voluntary contributions by participating employees up to the maximum contribution allowed under the Internal Revenue Code. Contributions by the Company can be made, as determined by the Board of Directors, provided the amount does not exceed the maximum permitted by the Internal Revenue Code. Company

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

contributions made and expensed in operations in connection with the plan during the year ended December 31, 2018, amounted to $43,866 (2017: $31,308; 2016: $33,422).
The Company also has a Registered Retirement Savings Plan for its Canadian employees. Company contributions made and expensed in operations in connection with the plan during the year ended December 31, 2018, amounted to $25,900 (2017: $26,578; 2016: $21,777).
13. Related Party Collaboration Agreement
In February 2013, the Company entered into the ECC with Intrexon, its majority shareholder, pursuant to which the Company will use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional bioengineered traits in finfish for human consumption. The ECC, which can be terminated by the Company upon 90 days’ written notice, grants the Company a worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to finfish for human consumption. Such license is exclusive with respect to any clinical development, selling, offering for sale, or other commercialization of developed products, and otherwise is non-exclusive.
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
The Company will pay Intrexon quarterly 16.66% of the gross profits calculated under the terms of the agreement for each developed product. The Company has likewise agreed to pay Intrexon 50% of quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement. In addition, the Company will reimburse Intrexon for the costs of certain services provided by Intrexon. No royalties were paid to Intrexon in 2018, and the Company does not expect to pay royalties in 2018.
Total Intrexon service costs incurred under the terms of this agreement amounted to $217,833 in 2018 (2017: $562,039; 2016: $912,182), of which $800 is included in accounts payable and accrued liabilities at December 31, 2018 (2017: $135,301), and is included as a component of research and development expense in the Consolidated Statements of Operations and Comprehensive Loss.
14. Recently Issued Accounting Standards
Recently issued accounting pronouncements that may be relevant to the Company are the following:
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. Additionally, the new guidance has simplified accounting for sale and leaseback transactions. Lessor accounting is largely unchanged. The ASU is effective for fiscal years beginning after December 15, 2018. We will adopt the ASU effective January 1, 2019 and based on our current portfolio of leases, approximately $532 thousand of lease assets and liabilities will be recognized on our balance sheet, primarily relating to real estate.
Management does not expect any other recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.

AquaBounty Technologies, Inc.
Notes to the Consolidated Financial Statements
for the years ended December 31, 2018, 2017, and 2016

15. Quarterly Financial Information (unaudited)
The following information has been derived from unaudited consolidated statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended 2018
	March 31	June 30	September 30	December 31
Revenue	$19,097	$47,898	$10,938	$6,585
Operating loss	(2,443,472)	(2,784,583)	(2,720,027)	(2,417,714)
Net loss	(2,449,787)	(2,781,149)	(2,727,028)	(2,424,095)
Deemed dividend	—	—	—	(1,822,873)
Basic and diluted net loss per share attributable to common shareholders	$(0.21)	$(0.22)	$(0.21)	$(0.30)
	Three Months Ended 2017
	March 31	June 30	September 30	December 31
Revenue	$—	$53,278	$—	$—
Operating loss	(2,049,098)	(2,087,074)	(2,439,230)	(2,655,756)
Net loss	(2,055,743)	(2,093,436)	(2,446,219)	(2,663,249)
Basic and diluted net loss per share attributable to common shareholders	$(0.24)	$(0.24)	$(0.28)	$(0.30)
16. Subsequent events
On January 3, 2019, the Company issued 164,088 restricted Common Shares to Sylvia Wulf, its new Chief Executive Officer, per the terms of her employment agreement. The shares vest over a one-year period.
On March 5, 2019, the Company issued 12,473 restricted Common Shares to Richard Clothier, Chair of the Board of Directors, per the terms of his compensation plan. The shares vest over a three-year period.
On March 7, 2019, the Canadian Subsidiary received C$500 thousand in debt funding from ACOA (Note 8).