Form 10-Q
period 2019-03-31
AquaBounty Technologies, Inc.
filed 2019-05-02
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
2 Mill & Main Place, Suite 395
Maynard, Massachusetts 01754
(978) 648-6000
(Address and telephone number of the registrant’s principal executive offices)

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	AQB	The NASDAQ Stock Market LLC
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
  Yes  ☐    No  ☑
At May 1, 2019, the registrant had 21,598,555 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$7,630,376	$2,990,196
Certificate of deposit	12,606	12,361
Other receivables	136,903	115,982
Inventory	159,131	76,109
Prepaid expenses and other current assets	261,176	315,969
Total current assets	8,200,192	3,510,617

Property, plant and equipment, net	23,934,625	23,716,768
Right of use assets, net	454,890	—
Definite-lived intangible assets, net	167,866	171,292
Indefinite-lived intangible assets	191,800	191,800
Other assets	80,583	80,583
Total assets	$33,029,956	$27,671,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$958,058	$824,900
Other current liabilities	84,253	20,423
Current debt	90,200	71,613
Total current liabilities	1,132,511	916,936

Long-term lease obligations	399,935	—
Long-term debt	3,941,010	3,519,821
Total liabilities	5,473,456	4,436,757

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
18,697,477 (2018: 15,098,837) shares outstanding	18,697	15,099
Additional paid-in capital	149,702,936	142,707,957
Accumulated other comprehensive loss	(486,635)	(574,186)
Accumulated deficit	(121,678,498)	(118,914,567)
Total stockholders’ equity	27,556,500	23,234,303

Total liabilities and stockholders’ equity	$33,029,956	$27,671,060
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues
Product revenues	$97,885	$19,097

Costs and expenses
Product costs	81,613	16,232
Sales and marketing	71,991	81,647
Research and development	663,481	977,817
General and administrative	2,036,493	1,386,873
Total costs and expenses	2,853,578	2,462,569

Operating loss	(2,755,693)	(2,443,472)

Other income (expense)
Gain on disposal of equipment	—	1,160
Interest expense	(13,338)	(5,402)
Other income (expense), net	5,100	(2,073)
Total other income (expense)	(8,238)	(6,315)

Net loss	$(2,763,931)	$(2,449,787)

Other comprehensive income (loss):
Foreign currency translation income (loss)	87,551	(112,118)
Total other comprehensive income (loss)	87,551	(112,118)

Comprehensive loss	$(2,676,380)	$(2,561,905)

Basic and diluted net loss per share	$(0.18)	$(0.21)
Weighted average number of common shares -
basic and diluted	15,687,681	11,940,874

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2018	15,098,837	$15,099	$142,707,957	$(574,186)	$(118,914,567)	$23,234,303

Net loss					(2,763,931)	(2,763,931)
Other comprehensive loss				87,551		87,551
Issuance of common stock, net of expenses	3,345,282	3,345	6,606,310			6,609,655
Exercise of warrants for common stock	76,797	77	250,347			250,424
Share based compensation	176,561	176	138,322			138,498
Balance at March 31, 2019	18,697,477	$18,697	$149,702,936	$(486,635)	$(121,678,498)	$27,556,500

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2017	8,895,094	$8,895	$126,718,186	$(213,884)	$(108,532,508)	$17,980,689
Net loss					(2,449,787)	(2,449,787)
Other comprehensive loss				(112,118)		(112,118)
Issuance of common stock and warrants, net of expenses	3,692,307	3,692	10,612,356			10,616,048
Exercise of warrants for common stock	76,981	77	250,111			250,188
Share based compensation	11,151	12	48,534			48,546
Balance at March 31, 2018	12,675,533	$12,676	$137,629,187	$(326,002)	$(110,982,295)	$26,333,566
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating activities
Net loss	$(2,763,931)	$(2,449,787)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	285,308	67,450
Share-based compensation	138,498	48,546
Gain on disposal of equipment	—	(1,160)
Changes in operating assets and liabilities:
Other receivables	(18,410)	(39,371)
Inventory	(83,158)	46,047
Prepaid expenses and other assets	55,504	369,621
Accounts payable and accrued liabilities	253,509	(508,423)
Net cash used in operating activities	(2,132,680)	(2,467,077)

Investing activities
Purchase of property, plant and equipment	(456,436)	(2,034,048)
Proceeds on sale of equipment	—	1,173
Other investing activities	13	—
Net cash used in investing activities	(456,423)	(2,032,875)

Financing activities
Proceeds from issuance of debt	376,117	—
Repayment of term debt	(9,619)	(14,168)
Proceeds from the issuance of common stock and warrants, net	6,609,655	10,616,048
Proceeds from the exercise of stock options and warrants, net	250,424	250,188
Net cash provided by financing activities	7,226,577	10,852,068

Effect of exchange rate changes on cash and cash equivalents	2,706	(5,588)
Net change in cash and cash equivalents	4,640,180	6,346,528
Cash and cash equivalents at beginning of period	2,990,196	492,861
Cash and cash equivalents at the end of period	$7,630,376	$6,839,389

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$13,338	$5,402
Property and equipment included in accounts payable and accrued liabilities	$79,193	$976,208
Acquisition of equipment under debt arrangement	$—	$75,911
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the three months ended March 31, 2019 and 2018 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2018. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2019, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
Liquidity and Management’s Plan
In the Company’s Annual Report on Form 10‑K for December 31, 2018, management stated that there was substantial doubt about the Company’s ability to continue as a going concern due to its limited capital resources, and the Company’s independent registered public accounting firm emphasized this matter in its report to the shareholders and the Board of Directors. At that time, management prepared a plan to mitigate this doubt, which was implemented during the current period.
At March 31, 2019, the Company’s cash balance totaled $7.6 million. Management has evaluated the Company’s cash resources as of the date of issuance, including the proceeds from the sales of Common Shares as disclosed in Notes 9 and 12, and in view of its planned spending for ongoing operations, capital expenditures, and working capital needs for the next twelve months has determined that its current funds are sufficient to meet its planned requirements.
Management’s assessment is based primarily on its ability and past experience in managing expenditures in order to conserve the Company’s cash. Management has the ability to reduce expenditures and slow-down or delay capital spending in order to ensure its cash will extend through the next twelve months.

In addition, the Company may continue to seek additional financing in the form of debt or equity. However, there is no assurance the Company can be successful in securing additional financing.
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
Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016‑02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. Additionally, the new guidance has simplified accounting for sale and leaseback transactions. Lessor accounting is largely unchanged. The ASU is effective for fiscal years beginning after December 15, 2018. We adopted the ASU January 1, 2019, and, based on our current portfolio of leases, approximately $455 thousand and $474 thousand of lease assets and liabilities, respectively, are recognized on our balance sheet at March 31, 2019, primarily relating to real estate.
Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.
3. Risks and uncertainties
The Company is subject to risks and uncertainties common in the biotechnology and aquaculture industries. Such risks and uncertainties include, but are not limited to: (i) results from current and planned product development studies and trials; (ii) decisions made by the FDA or similar regulatory bodies in other countries with respect to approval and commercial sale of any of the Company’s proposed products; (iii) the commercial acceptance of any products approved for sale and the Company’s ability to manufacture, distribute, and sell for a profit any products approved for sale; (iv) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies; and (v) the outcome of any collaborations or alliances entered into by the Company. In addition, as disclosed in “Item 1A. Risk Factors,” below, and in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018, which was filed on March 7, 2019, there are a number of other risks and uncertainties that may have a material effect on the operating results of our business and our financial condition.
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $180,735 at March 31, 2019.
4. Inventory
Major classifications of inventory are summarized as follows:

	March 31,	December 31,
	2019	2018
Feed	$44,236	$24,288
Eggs	30,405	—
Packaging	4,554	8,913
Fish in process	79,936	42,908
Total inventory	$159,131	$76,109

5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2019	2018
Land	$711,336	$704,567
Building and improvements	9,284,732	9,244,737
Construction in process	6,545,566	6,091,265
Equipment	9,743,545	9,713,030
Office furniture and equipment	193,333	192,606
Vehicles	27,391	26,832
Total property and equipment	$26,505,903	$25,973,037
Less accumulated depreciation and amortization	(2,571,278)	(2,256,269)
Property, plant and equipment, net	$23,934,625	$23,716,768
Included in construction in process is $6.0 million for renovation and new construction costs incurred at our Rollo Bay farm site. An additional $828 thousand has been committed.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	March 31,	December 31,
	2019	2018
Accounts payable	$279,471	$366,917
Accrued payroll including vacation	195,922	223,481
Accrued professional fees and research costs	344,635	185,992
Accrued franchise and excise taxes	117,747	23,678
Accrued construction costs	4,503	13,716
Accrued other	15,780	11,116
Accounts payable and accrued liabilities	$958,058	$824,900
7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	March 31, 2019	December 31, 2018
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,150,780	$2,106,840
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	200,975	203,735
ACOA term loan (C$500,000)	0%	C$4,630	November 2028	374,450	—
Kubota Canada Ltd. (C$95,961)	0%	C$1,142	January 2025	59,887	61,178
Finance PEI term loan (C$2,717,093)	4%	C$4,333	July 2021	1,245,118	1,219,681
Total debt				$4,031,210	$3,591,434
less: current portion				(90,200)	(71,613)
Long-term debt				$3,941,010	$3,519,821

Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	Total
2019	$—	$21,029	$30,964	$7,700	$59,693
2020	—	69,648	42,754	10,266	122,668
2021	—	69,648	44,496	10,266	124,410
2022	—	69,648	46,309	10,266	126,223
2023	—	69,648	1,080,595	10,266	1,160,509
Thereafter	2,150,780	275,804	—	11,123	2,437,707
Total	$2,150,780	$575,425	$1,245,118	$59,887	$4,031,210
On March 7, 2019, the Canadian Subsidiary received C$500 thousand under a credit facility with the Atlantic Canada Opportunities Agency (“ACOA”). The proceeds of the loan are to be used to partially finance the renovations to the Rollo Bay site. The loan will be repaid over a term of nine years and has a zero interest rate.
Other than this loan, there have been no material changes to the Company’s debt arrangements as disclosed in our annual report on Form 10‑K for the year ended December 31, 2018.
The Company recognized interest expense of $12,337 and $5,331 for the three months ended March 31, 2019 and 2018, respectively, on its interest-bearing debt.
8. Leases
The Company leases certain facilities, property, and equipment under noncancelable operating leases. A determination is made if an arrangement is a lease at its inception, and leases with an initial term of twelve months or less are not recorded on the balance sheet.
The Company adopted FASB ASU 2016-02 for lease accounting on January 1, 2019, and recognized a lease liability of $532 thousand and a corresponding right-of-use asset of $512 thousand. Management calculated the lease liability based on the net present value of the remaining lease payments on the date of adoption using a weighted average discount rate of 8%. As most of the Company’s leases did not provide an implicit interest rate, management used an estimated incremental borrowing rate. The adoption did not result in any cumulative-effect adjustment to beginning retained earnings.
Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, expense is recognized on a straight-line basis over the lease term.
The Company has agreements with lease (e.g., minimum rent payments) and non-lease components (e.g., maintenance), which are generally accounted for separately. The Company has not elected the practical expedient to account for lease and non-lease components as one lease component.
Lease expense for the three months ended March 31, 2019, amounted to $65,153. The weighted average remaining lease term of the Company’s operating leases was 22.30 years as of March 31, 2019. Lease payments included in operating cash flows totaled $65,548 for the three months ended March 31, 2019.
The table below summarizes the Company’s lease obligations and remaining payments at March 31, 2019:

				March 31, 2019		January 1, 2019
	Lease Type	End Date	Remaining Years	Remaining Payments	Lease Liability	Remaining Payments	Lease Liability
Maynard Office Lease	Operating	Mar 2023	4.00	$262,847	$222,931	$278,414	$234,685
Panama Farm Lease	Operating	Apr 2019	0.08	15,000	14,901	60,000	59,013
Indiana Auto Lease	Operating	Feb 2021	1.92	9,631	8,838	10,842	9,897
Indiana Well Lease	Operating	Dec 2048	29.78	713,650	227,442	717,420	228,844
Total leases				$1,001,128	$474,112	$1,066,676	$532,439
Less: current portion				(98,338)	(74,177)	(142,780)	(117,345)
Long-term leases				$902,790	$399,935	$923,896	$415,094

Remaining payments under leases are as follows at March 31, 2019:

Year	Office	Farm	Auto	Well	Amount
2019	$47,292	$15,000	$3,632	$11,310	$77,234
2020	64,637	—	4,842	15,532	85,011
2021	66,416	—	1,157	15,998	83,571
2022	67,602	—	—	16,478	84,080
2023	16,900	—	—	16,972	33,872
Thereafter	—	—	—	637,360	637,360
Total Lease Payments	$262,847	$15,000	$9,631	$713,650	$1,001,128
9. Stockholders’ equity
Recent issuances
On March 21, 2019, the Company completed a public offering of 3,345,282 Common Shares. Net proceeds to the Company were $6.6 million after deducting discounts, fees, and expenses.
Warrants
The following table summarizes information about outstanding warrants at March 31, 2019:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2018	1,745,868	$3.25
Exercised	(76,797)	3.25
Outstanding at March 31, 2019	1,669,071	$3.25
Exercisable at March 31, 2019	1,669,071	$3.25
During the quarter ended March 31, 2019, the Company issued 76,797 Common Shares at $3.25 per share in conjunction with the exercise of warrants, with total proceeds of $250 thousand.
Share-based compensation
Restricted stock
A summary of the Company’s shares of restricted stock as of March 31, 2019, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2018	8,867	$3.51
Granted	176,561	2.13
Vested	(40,623)	2.21
Balance at March 31, 2019	144,805	$2.19
During the three months ended March 31, 2019 and 2018, the Company expensed $90,634 and $6,967, respectively, related to the restricted stock awards. At March 31, 2019, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $316,699. The period over which the unearned share-based compensation is expected to be earned is approximately 3.0 years.

Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2018	339,964	$7.09
Issued	7,500	2.11
Outstanding at March 31, 2019	347,464	$6.98
Exercisable at March 31, 2019	326,382	$6.77
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
The weighted average fair value of stock options granted during the three months ended March 31, 2019, was $1.48. The fair value of stock option grants made were measured on the date of grant using Black-Scholes, with the following weighted average assumptions: expected volatility of 89%, risk free interest rate of 2.53%, expected dividend yield of 0.0%, and expected life of 5 years.
The total intrinsic value of all options outstanding was $600 and $0 at March 31, 2019, and December 31, 2018, respectively. The total intrinsic value of exercisable options was $43 and $0 at March 31, 2019, and December 31, 2018, respectively.
The following table summarizes information about options outstanding and exercisable at March 31, 2019:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$2.50 - $5.70	211,534	5.5	204,568
$6.90 - $9.60	53,175	3.5	53,175
$10.50 - $10.80	4,000	4.9	4,000
$14.20 - $23.40	78,755	7.0	64,639
	347,464		326,382	$6.77
Total share-based compensation on stock-option grants amounted to $47,864 and $41,579 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $74,780. The period over which the unearned share-based compensation is expected to be earned is approximately 1.0 years.
10. Commitments and contingencies
The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
See Note 5 for commitments related to our renovation and construction costs.
There have been no other material changes to the commitments and contingencies disclosed in our annual report on Form 10‑K as of and for the year ended December 31, 2018.
11. Related Party Collaboration Agreement
In February 2013, the Company entered into an Exclusive Channel Collaboration agreement (“ECC”) with Intrexon pursuant to which the Company will use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional bioengineered traits in finfish for human consumption.
Total Intrexon service costs incurred under the terms of this agreement for the three months ended March 31, 2019 and 2018, amounted to $10,810 and $91,148, respectively, and are included as a component of research and development expense in our Consolidated Statements of Operations and Comprehensive Loss. Included in accounts payable and accrued liabilities at March 31, 2019, and December 31, 2018, are amounts due to Intrexon under the ECC totaling $2,821 and $800, respectively.

12. Subsequent Events
On April 5, 2019, the Company completed a public offering of 2,554,590 Common Shares. Net proceeds to the Company were $5.2 million after deducting discounts, fees, and expenses.
On April 17, 2019, the Company issued 346,488 Common Shares in conjunction with the overallotment exercise by the Company’s investment banker. Net proceeds to the Company were $696 thousand after deducting discounts, fees, and expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10‑K for the year ended December 31, 2018, which was filed on March 7, 2019.
This discussion and analysis also contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained in “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018. Our actual results may differ materially from those discussed below. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment. The forward-looking statements included in this Quarterly Report on Form 10‑Q are made only as of the date hereof. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events, or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.
Overview
We believe that we are a leader in the field of biotechnology tools for improving the productivity of aquaculture. Our lead product is the AquAdvantage Salmon, which received FDA approval in 2015 as the first bioengineered animal available for sale for human consumption. We have commenced commercial activities with operations in markets where we have received regulatory approval.
Revenue
We generate product revenue primarily through the sales of our AquAdvantage Salmon. We may also sell excess non-transgenic salmon eggs, fry, and byproducts. We expect that our sales will be modest and infrequent until our grow-out facilities in Indiana and Rollo Bay are in full production.
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
Sales and Marketing Expenses
Our sales and marketing expenses currently include personnel costs, travel, and consulting fees for market-related activities. As of March 31, 2019, we had one employee dedicated to sales and marketing.
Research and Development Expenses
As of March 31, 2019, we employed twenty scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services, along with pre-production and capacity utilization costs for our Rollo Bay and Indiana facilities, respectively. We had twenty-three employees in our general and administrative group at March 31, 2019.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, gain on disposal of equipment, and interest income.

Results of Operations
Comparison of the three months ended March 31, 2019, to the three months ended March 31, 2018.
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2019	2018
	(unaudited)
Product revenue	$98	$19	$79	416%

Operating expenses:
Product costs	82	16	66	413%
Sales and marketing	72	82	(10)	(12)%
Research and development	663	978	(315)	(32)%
General and administrative	2,037	1,387	650	47%
Operating loss	2,756	2,444	312	13%
Total other (income) expense	8	6	2	33%
Net loss	$2,764	$2,450	$314	13%
Product Revenue and Product Cost
Product revenue for the three months ended March 31, 2019, consisted primarily of sales of AquAdvantage Salmon and non-transgenic Atlantic salmon eggs and byproducts. We expect that our sales will be modest and infrequent until our grow-out facilities in Indiana and Rollo Bay are at full production.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2019, were down from the corresponding period in 2018 due to lower personnel and travel costs. We expect that our sales and marketing expenses will be relatively flat until we increase our production of AquAdvantage Salmon.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2019, were down from the corresponding period in 2018 due to lower personnel, outside contract service, and field trial costs. We expect that our research and development expenses will increase as we further develop our Rollo Bay farm site and continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2019, were up from the corresponding period in 2018 due to increases in personnel costs, stock compensation charges, legal and travel costs, and excess capacity charges at the Indiana facility as it continues its start-up.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended March 31, 2019. Total other (income) expense is comprised of interest on debt, bank charges, gain on disposal of equipment, and interest income for the three months ended March 31, 2018.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net cash provided by (used in):
Operating activities	$(2,133)	$(2,467)
Investing activities	(456)	(2,033)
Financing activities	7,226	10,852
Effect of exchange rate changes on cash	3	(5)
Net increase (decrease) in cash	$4,640	$6,347
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2019, was primarily comprised of our $2.8 million net loss, offset by non-cash depreciation and stock compensation charges of $424 thousand, and decreased by working capital sources of $207 thousand. Net cash used in operating activities during the three months ended March 31, 2018, was primarily comprised of our $2.4 million net loss, offset by non-cash depreciation and stock compensation charges of $116 thousand, and increased by working capital uses of $132 thousand.
Spending on operations increased during the current period due to headcount additions; legal, tax, and travel cost increases; and commencement of partial activities at our Rollo Bay and Indiana farm sites. The increase in cash provided by working capital in the current period was due primarily to an increase in accounts payable and accrued liabilities, offset by increases in inventory and receivables.
Cash Flows from Investing Activities
During the three months ended March 31, 2019, we used $456 thousand for renovations to our Indiana farm site and for construction charges at our Rollo Bay site. During the same period in 2018, we used $2.0 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, we received approximately $6.6 million in net proceeds from the issuance of Common Shares in a public offering and $250 thousand from the exercise of warrants. In addition, we received $376 thousand in proceeds from issuance of debt. This was offset by $10 thousand in the repayment of debt. During the same period in 2018, we received approximately $10.6 million in net proceeds from the issuance of Common Shares and warrants in a public offering and $250 thousand from the exercise of warrants. This was offset by $14 thousand in the repayment of debt.
Future Capital Requirements
In the Company’s Annual Report on Form 10‑K for December 31, 2018, management stated that there was substantial doubt about the Company’s ability to continue as a going concern due to its limited capital resources, and the Company’s independent registered public accounting firm emphasized this matter in its report to the shareholders and the Board of Directors. At that time, management prepared a plan to mitigate this doubt, which was implemented during the current period.
Through public offerings of our Common Shares on March 21, 2019, April 5, 2019, and April 17, 2019, the exercise of warrants to purchase our Common Shares, and draw-downs from debt funding sources, we have received gross proceeds of $14.7 million from debt and equity sources since December 31, 2018. We intend to devote a significant portion of our current cash balance to fully fund working capital costs associated with growing the first batches of fish at our Indiana and Rollo Bay farm sites and other general corporate purposes over the next twelve months. We have evaluated our cash resources in view of our planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months and have determined that, while our current funds are sufficient for our cash requirements during that period, we anticipate the need to raise additional capital to fund our subsequent cash requirements and any additional projects. Accordingly, we plan to seek additional financing in the form of debt or equity to fund our cash requirements and any additional projects.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the timing of additional regulatory approvals and permits for AquAdvantage Salmon, if any;

•	the cost to complete construction activities at our Rollo Bay site;

•	the cost to raise fish at our Indiana and Rollo Bay sites; and

•	the timing of costs related to the FDA legal challenge (see “Legal Proceedings,” below).
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
Management’s assessment is based primarily on its ability and past experience in managing expenditures in order to conserve the Company’s cash. Management has the ability to reduce expenditures, and slow down or delay capital spending in order to ensure its cash will extend through the next twelve months.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At March 31, 2019, and December 31, 2018, we had $1.2 million in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2019, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(g) and 15d‑15(f)) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Lawsuit Against the FDA Approval of NADA
On March 30, 2016, a coalition of non-governmental organizations filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage Salmon. Subsequently, the Fish and Wildlife Service was dismissed from the case. The coalition, including the Center for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate bioengineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage Salmon could escape and threaten endangered wild salmon stocks. The discovery phase of litigation is now complete, and the case is moving forward on substantive briefing.
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
Item 1A.  Risk Factors
As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018, which was filed on March 7, 2019, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10‑K for the year ended December 31, 2018. You should carefully review the risks involved and those described in our Annual Report on Form 10‑K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
Risks Relating to our Business
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
The amount and timing of the expenditures needed to achieve our development and commercialization programs will depend on numerous factors, some of which are outside our control. Changes in our plans could result in the need for additional funds. The primary factor impacting the amount and timing of any additional expenditure is the timing of the stocking of AquAdvantage Salmon in our two production facilities in Rollo Bay and Indiana. Until these two sites reach full capacity, we will have only modest revenues from our Panama site to cover net losses, which were $10.4 million and $9.3 million in 2018 and 2017, respectively.
While we await the completion of the first harvests from our two production facilities, we plan to evaluate additional commercialization alternatives for our product through the channels we determine to be most advantageous to the Company. Such efforts may involve engaging in partnerships or joint ventures or licensing the technology to salmon growers. If we elect to grow out the fish ourselves, we would need to invest in the construction or purchase of additional land-based recirculating aquaculture system facilities. These facilities have estimated construction costs of $17 million for each 1,000 metric tons of output.
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
Though we believe this legal action lacks merit, it is currently ongoing and may take considerable time to resolve, and plaintiffs may seek to have importation or sale of AquAdvantage Salmon in the United States put on hold until such resolution. We may be subject to future litigation brought by one or more of these organizations in their attempt to block the development or sale of our product. In addition, animal rights groups and various other organizations and individuals have attempted to stop bioengineering activities by pressing for legislation and additional regulation in these areas. To the extent the actions of these organizations are successful, commercialization of our product may be restricted, and our business may be adversely affected. Such actions, even if unsuccessful, may distract management from its operational priorities and may cause us to incur significant costs.
We may become subject to increasing regulation, changes in existing regulations, and review of existing regulatory decisions.
Regulations pertaining to bioengineered animals are still developing and could change from their present state. In addition, new legislation could require new regulatory frameworks, changes in existing regulation, or re-evaluation of prior regulatory decisions. For example, despite the FDA’s final determination that AquAdvantage Salmon may be sold without being labeled as a bioengineered product, a provision added to the 2016 Omnibus Appropriations Act required the FDA to issue final guidance for such labeling. The FDA was therefore obligated to maintain an Import Alert starting in January 2016 that prohibited import of AquAdvantage Salmon until such guidance was finalized or the provision was no longer effective. On March 8, 2019, several months after the USDA promulgated its final rule establishing a national standard for the labeling of bioengineered foods, including AquAdvantage Salmon, the FDA lifted the Import Alert. Similarly, in July 2017, a bill was introduced in the United States Senate that could have, had it become law, required labeling unique to, as well as re-examination of the environmental assessments used by the FDA in its 2015 approval of the NADA for, AquAdvantage Salmon. While this bill was reintroduced in January 2019 without the requirement for re-examination of those environmental assessments, any such legislatively imposed review of a completed regulatory process could result in new restrictions on, or delays in, commercialization of our product in the United States. We could be subject to increasing or more onerous regulatory hurdles as we attempt to commercialize our product, which could require us to incur significant additional capital and operating expenditures and other costs in complying with these laws and regulations. Our regulatory burdens could also increase if AquAdvantage Salmon are found, or believed, to grow to a larger final size than conventional Atlantic salmon.
Risks Relating to our Common Stock
Intrexon’s significant share ownership position allows it to influence corporate matters.
Based solely on a Schedule 13D/A filed on October 29, 2018, by Randal J. Kirk, Intrexon, and Third Security, LLC (“Third Security”), as of issuance, Intrexon owns 8,239,199 shares of our common stock, or approximately 38.1% of our outstanding shares. In addition, entities controlled by Randal J. Kirk, including Third Security and its affiliates other than Intrexon, currently hold 837,554 shares of our common stock, or approximately 3.9% of our outstanding shares. Based on these holdings, Randal J. Kirk, Intrexon’s Chairman, Chief Executive Officer, and controlling shareholder, and Third Security’s Chief Executive Officer and Senior Managing Director, has reported control over approximately 42.0% of our outstanding shares. Given this, and our grant to Intrexon of certain rights to nominate members of our Board of Directors that are intended to ensure that Intrexon-nominated Board members represent a percentage of our Board that is proportionate to Intrexon’s percentage ownership of our common stock, Intrexon will be able to significantly influence who serves on our Board of Directors and the outcome of matters required to be submitted to our shareholders for approval, including decisions relating to the outcome of any proposed merger or consolidation of our company. Intrexon’s interests may not be consistent with those of our other shareholders. Furthermore, Intrexon’s significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common stock.
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

AQUABOUNTY TECHNOLOGIES, INC.

May 2, 2019	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

May 2, 2019	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)