Form 10-Q
period 2019-06-30
AquaBounty Technologies, Inc.
filed 2019-08-06
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐    No  ☑
At August 5, 2019, the registrant had 21,605,322 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10,400,795	$2,990,196
Certificate of deposit	12,866	12,361
Other receivables	109,896	115,982
Inventory	210,345	76,109
Prepaid expenses and other current assets	555,946	315,969
Total current assets	11,289,848	3,510,617

Property, plant and equipment, net	24,621,309	23,716,768
Right of use assets, net	426,735	—
Definite-lived intangible assets, net	164,440	171,292
Indefinite-lived intangible assets	191,800	191,800
Other assets	80,583	80,583
Total assets	$36,774,715	$27,671,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,977,030	$824,900
Other current liabilities	68,432	20,423
Current debt	139,274	71,613
Total current liabilities	2,184,736	916,936

Long-term lease obligations	384,507	—
Long-term debt	4,487,004	3,519,821
Total liabilities	7,056,247	4,436,757

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
21,598,555 (2018: 15,098,837) shares outstanding	21,598	15,099
Additional paid-in capital	155,803,946	142,707,957
Accumulated other comprehensive loss	(401,846)	(574,186)
Accumulated deficit	(125,705,230)	(118,914,567)
Total stockholders’ equity	29,718,468	23,234,303

Total liabilities and stockholders’ equity	$36,774,715	$27,671,060
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues
Product revenues	$42,486	$47,898	$140,371	$66,995

Costs and expenses
Product costs	38,992	47,287	120,605	63,519
Sales and marketing	103,390	76,381	175,381	158,028
Research and development	813,449	880,822	1,476,930	1,858,639
General and administrative	3,106,374	1,827,991	5,142,868	3,214,864
Total costs and expenses	4,062,205	2,832,481	6,915,784	5,295,050

Operating loss	(4,019,719)	(2,784,583)	(6,775,413)	(5,228,055)

Other income (expense)
Gain on disposal of equipment	8,548	10,585	8,548	11,745
Interest expense	(14,212)	(5,283)	(27,550)	(10,685)
Other income (expense), net	(1,348)	(1,868)	3,752	(3,941)
Total other income (expense)	(7,012)	3,434	(15,250)	(2,881)

Net loss	$(4,026,731)	$(2,781,149)	$(6,790,663)	$(5,230,936)

Other comprehensive income (loss):
Foreign currency translation income (loss)	84,788	(85,811)	172,340	(197,929)
Total other comprehensive income (loss)	84,788	(85,811)	172,340	(197,929)

Comprehensive loss	$(3,941,943)	$(2,866,960)	$(6,618,323)	$(5,428,865)

Basic and diluted net loss per share	$(0.19)	$(0.22)	$(0.37)	$(0.42)
Weighted average number of common shares -
basic and diluted	21,313,055	12,787,761	18,515,907	12,366,657

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2017	8,895,094	$8,895	$126,718,186	$(213,884)	$(108,532,508)	$17,980,689
Net loss					(2,449,787)	(2,449,787)
Other comprehensive income (loss)				(112,118)		(112,118)
Issuance of common stock, net of expenses	3,692,307	3,692	10,612,356			10,616,048
Exercise of warrants for common stock	76,891	77	250,111			250,188
Share based compensation	11,151	11	48,534			48,545
Balance at March 31, 2018	12,675,443	$12,675	$137,629,187	$(326,002)	$(110,982,295)	$26,333,565
Net loss					(2,781,149)	(2,781,149)
Other comprehensive income (loss)				(85,811)		(85,811)
Exercise of warrants for common stock	172,843	173	561,567			561,740
Share based compensation			71,544			71,544
Balance at June 30, 2018	12,848,286	$12,848	$138,262,298	$(411,813)	$(113,763,444)	$24,099,889

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2018	15,098,837	$15,099	$142,707,957	$(574,186)	$(118,914,567)	$23,234,303
Net loss					(2,763,932)	(2,763,932)
Other comprehensive income (loss)				87,552		87,552
Issuance of common stock, net of expenses	3,345,282	3345	6,606,310			6,609,655
Exercise of warrants for common stock	76,797	77	250,347			250,424
Share based compensation	176,561	176	138,322			138,498
Balance at March 31, 2019	18,697,477	$18,697	$149,702,936	$(486,634)	$(121,678,499)	$27,556,500
Net loss					(4,026,731)	(4,026,731)
Other comprehensive income (loss)				84,788		84,788
Issuance of common stock, net of expenses	2,901,078	2,901	5,782,792			5,785,693
Share based compensation			318,218			318,218
Balance at June 30, 2019	21,598,555	$21,598	$155,803,946	$(401,846)	$(125,705,230)	$29,718,468
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Operating activities
Net loss	$(6,790,663)	$(5,230,936)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	576,596	273,646
Share-based compensation	456,716	120,089
Gain on disposal of equipment	(8,548)	(11,745)
Changes in operating assets and liabilities:
Other receivables	10,454	77,782
Inventory	(134,137)	88,656
Prepaid expenses and other assets	(238,820)	131,486
Accounts payable and accrued liabilities	922,237	(783,356)
Net cash used in operating activities	(5,206,165)	(5,334,378)

Investing activities
Purchase of property, plant and equipment	(925,617)	(3,039,177)
Proceeds on sale of equipment	8,548	21,745
Net cash used in investing activities	(917,069)	(3,017,432)

Financing activities
Proceeds from issuance of debt	900,767	—
Repayment of term debt	(27,837)	(28,870)
Proceeds from the issuance of common stock and warrants, net	12,395,348	10,616,048
Proceeds from the exercise of stock options and warrants, net	250,424	811,928
Net cash provided by financing activities	13,518,702	11,399,106

Effect of exchange rate changes on cash and cash equivalents	15,131	(21,351)
Net change in cash and cash equivalents	7,410,599	3,025,945
Cash and cash equivalents at beginning of period	2,990,196	492,861
Cash and cash equivalents at the end of period	$10,400,795	$3,518,806

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$27,550	$10,685
Property and equipment included in accounts payable and accrued liabilities	$422,808	$330,136
Acquisition of equipment under debt arrangement	$—	$75,124
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the six months ended June 30, 2019 and 2018 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
AquaBounty Panama, S. de R.L. (the “Panama Subsidiary”) was incorporated in May 2008 in Panama for the purpose of conducting commercial trials of the Parent’s products. With the regulatory approval of the Company’s farms in Indiana and Rollo Bay, the site in Panama was no longer needed for commercial trials. Operations at the site ceased in May 2019.
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
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2018. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2019, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
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
At June 30, 2019, the Company’s cash balance totaled $10.4 million. We have evaluated our cash resources in view of our planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months from the filing date and have determined that, while our current funds are sufficient for our cash requirements during that period, we anticipate the need to raise additional capital to fund our subsequent cash requirements and any additional projects. Accordingly, we plan to seek additional financing in the form of equity or debt, partnerships or other non-dilutive transactions to fund our cash requirements and any additional projects.

Management’s assessment is based primarily on its ability and past experience in managing expenditures in order to conserve the Company’s cash. Management has the ability to reduce expenditures and slow down or delay capital spending in order to ensure its cash will extend through the next twelve months.
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
Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016‑02, “Leases,” which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. The ASU is effective for fiscal years beginning after December 15, 2018. We adopted the ASU January 1, 2019, and, based on our current portfolio of leases, approximately $427 thousand and $445 thousand of lease assets and liabilities, respectively, are recognized on our balance sheet at June 30, 2019, primarily relating to real estate.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $192,946 at June 30, 2019.
4. Inventory
Major classifications of inventory are summarized as follows:

	June 30,	December 31,
	2019	2018
Feed	$92,964	$24,288
Eggs	28,261	—
Packaging	—	8,913
Fish in process	89,120	42,908
Total inventory	$210,345	$76,109

5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2019	2018
Land	$716,858	$704,567
Building and improvements	9,722,264	9,244,737
Construction in process	6,966,164	6,091,265
Equipment	9,879,790	9,713,030
Office furniture and equipment	201,594	192,606
Vehicles	27,929	26,832
Total property and equipment	$27,514,599	$25,973,037
Less accumulated depreciation and amortization	(2,893,290)	(2,256,269)
Property, plant and equipment, net	$24,621,309	$23,716,768
Included in construction in process is $6.6 million for construction costs incurred at our Rollo Bay farm site. An additional $685 thousand has been committed.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	June 30,	December 31,
	2019	2018
Accounts payable	$1,095,940	$366,917
Accrued compensation	557,302	223,481
Accrued professional fees and research costs	206,107	185,992
Accrued franchise and excise taxes	69,666	23,678
Accrued construction costs	40,615	13,716
Accrued other	7,400	11,116
Accounts payable and accrued liabilities	$1,977,030	$824,900
7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	June 30, 2019	December 31, 2018
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,192,997	$2,106,840
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	197,772	203,735
ACOA term loan (C$500,000)	0%	C$4,630	November 2028	381,800	—
Kubota Canada Ltd. (C$95,961)	0%	C$1,142	January 2025	58,446	61,178
Finance PEI term loan (C$2,717,093)	4%	C$16,313	November 2023	1,795,263	1,219,681
Total debt				$4,626,278	$3,591,434
less: current portion				(139,274)	(71,613)
Long-term debt				$4,487,004	$3,519,821

Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	Total
2019	$—	$14,295	$39,059	$5,234	$58,588
2020	—	71,015	80,695	10,468	162,178
2021	—	71,015	83,988	10,468	165,471
2022	—	71,015	87,410	10,468	168,893
2023	—	71,015	1,504,111	10,468	1,585,594
Thereafter	2,192,997	281,217	—	11,340	2,485,554
Total	$2,192,997	$579,572	$1,795,263	$58,446	$4,626,278
On March 7, 2019, the Canadian Subsidiary received C$500 thousand under a credit facility with the Atlantic Canada Opportunities Agency (“ACOA”). The proceeds of the loan are to be used to partially finance the construction at the Rollo Bay site. The loan will be repaid over a term of nine years and has a zero percent interest rate.
In 2018, the Canadian Subsidiary obtained a new loan from Finance PEI (“FPEI”), which incorporated the existing loan and provides C$2.0 million ($1.5 million) of additional funds. As of December 31, 2018, C$1.0 million ($734 thousand) had been drawn down. On May 17, 2019, an additional C$700 thousand ($535 thousand) had been drawn down. The final C$300 thousand ($230 thousand) will be drawn down during the third quarter of 2019 and payments commenced in June 2019. The loan has an interest rate of 4% and is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. The loan is guaranteed by the Parent.
Other than these loans, there have been no material changes to the Company’s debt arrangements as disclosed in our annual report on Form 10‑K for the year ended December 31, 2018.
The Company recognized interest expense of $26,531 and $10,613 for the six months ended June 30, 2019 and 2018, respectively, on its interest-bearing debt.
8. Leases
The Company leases certain facilities, property, and equipment under noncancelable operating leases. A determination is made if an arrangement is a lease at its inception, and leases with an initial term of twelve months or less are not recorded on the balance sheet.
The Company adopted FASB ASU 2016-02 for lease accounting on January 1, 2019 and recognized a lease liability of $532 thousand and a corresponding right-of-use asset of $512 thousand. Management calculated the lease liability based on the net present value of the remaining lease payments on the date of adoption using a weighted average discount rate of 8%. As most of the Company’s leases did not provide an implicit interest rate, management used an estimated incremental borrowing rate. The adoption did not result in any cumulative-effect adjustment to beginning retained earnings.
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
Lease expense for the six months ended June 30, 2019, amounted to $99,946. The weighted average remaining lease term of the Company’s operating leases was 22.7 years as of June 30, 2019. Lease payments included in operating cash flows totaled $101,095 for the six months ended June 30, 2019.

The table below summarizes the Company’s lease obligations and remaining payments at June 30, 2019:

				June 30, 2019		January 1, 2019
	Lease Type	End Date	Remaining Years	Remaining Payments	Lease Liability	Remaining Payments	Lease Liability
Maynard Office Lease	Operating	Mar 2023	3.75	$247,281	$210,957	$278,414	$234,685
Panama Farm Lease	Operating	Apr 2019	—	—	—	60,000	59,013
Indiana Auto Lease	Operating	Feb 2021	1.67	8,420	7,757	10,842	9,897
Indiana Well Lease	Operating	Dec 2048	29.53	709,880	226,041	717,420	228,844
Total leases				$965,581	$444,755	$1,066,676	$532,439
Less: current portion				(83,896)	(60,248)	(142,780)	(117,345)
Long-term leases				$881,685	$384,507	$923,896	$415,094
Remaining payments under leases are as follows at June 30, 2019:

Year	Office	Auto	Well	Amount
2019	$31,726	$2,421	$7,540	$41,687
2020	64,637	4,842	15,532	85,011
2021	66,416	1,157	15,998	83,571
2022	67,602	—	16,478	84,080
2023	16,900	—	16,972	33,872
Thereafter	—	—	637,360	637,360
Total Lease Payments	$247,281	$8,420	$709,880	$965,581
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
Warrants
The following table summarizes information about outstanding warrants at June 30, 2019:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2018	1,745,868	$3.25
Exercised	(76,797)	3.25
Outstanding at June 30, 2019	1,669,071	$3.25
Exercisable at June 30, 2019	1,669,071	$3.25
During the six months ended June 30, 2019, the Company issued 76,797 Common Shares at $3.25 per share in conjunction with the exercise of warrants, with total proceeds of $250 thousand.

Share-based compensation
Restricted stock
A summary of the Company’s shares of restricted stock as of June 30, 2019, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2018	8,867	$3.51
Granted	176,561	2.13
Vested	(83,640)	2.20
Balance at June 30, 2019	101,788	$2.20
During the six months ended June 30, 2019 and 2018, the Company expensed $184,316 and $13,664, respectively, related to the restricted stock awards. At June 30, 2019, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $223,017. The period over which the unearned share-based compensation is expected to be earned is approximately 2.8 years.
Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2018	339,964	$7.09
Issued	278,500	2.21
Expired	(668)	10.88
Outstanding at June 30, 2019	617,796	$4.88
Exercisable at June 30, 2019	420,959	$5.97
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
The fair values of stock option grants to employees and members of the Board of Directors during 2019 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

	March 2019	April 2019	June 2019
Expected volatility	89%	94%	96%
Risk free interest rate	2.53%	2.28%	1.85%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5	5	5
The weighted average fair value of stock options granted during the six months ended June 30, 2019, was $2.21.
The total intrinsic value of all options outstanding was $303,780 and $0 at June 30, 2019, and December 31, 2018, respectively. The total intrinsic value of exercisable options was $139,305 and $0 at June 30, 2019, and December 31, 2018, respectively.
The following table summarizes information about options outstanding and exercisable at June 30, 2019:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$2.50 - $5.70	482,367	7.9	291,229
$6.90 - $9.60	52,841	3.2	52,841
$10.50 - $10.80	4,000	4.6	4,000
$14.20 - $23.40	78,588	6.7	72,889
	617,796		420,959	$5.97

Total share-based compensation on stock options amounted to $272,401 and $106,425 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $331,829. The period over which the unearned share-based compensation is expected to be earned is approximately 1.0 years.
During the period ended June 30, 2019, the Company recognized share based compensation of $134,258 related to the accelerated vesting and exercisable term change for options to purchase an aggregate of 153,940 shares for the Company’s former CEO, who retired June 30, 2019. Each option granted was revalued as of June 30, 2019, using the following Black-Scholes values to determine the incremental charges for the option modification: expected volatility of 97%, risk free interest rate of 1.71% to 1.92%, expected dividend yield of 0.0%, and expected life of 1.5 to 5 years.
The following table summarizes the expense related to the options revalued at June 30, 2019:

		Expense
Grant date	Number of options	Previous	Accelerated	Incremental	Total
1/11/2011	16,667	$109,769	$—	$11,782	$121,551
1/20/2014	6,667	120,712	—	7,621	128,333
2/27/2018	60,606	99,738	—	12,313	112,051
4/21/2017	20,000	70,346	20,736	13,485	104,567
4/30/2019	50,000	13,453	67,047	1,274	81,774
	153,940	$414,018	$87,783	$46,475	$548,276
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
Total Intrexon service costs incurred under the terms of this agreement for the six months ended June 30, 2019 and 2018, amounted to $15,734 and $136,041, respectively, and are included as a component of research and development expense in our Consolidated Statements of Operations and Comprehensive Loss. For the three months ended June 30, 2019 and 2018, service costs incurred amounted to $4,924 and $44,893, respectively. Included in accounts payable and accrued liabilities at June 30, 2019, and December 31, 2018, are amounts due to Intrexon under the ECC totaling $2,594 and $800, respectively.
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
This discussion and analysis also contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained in “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018, and in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those discussed below. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment. The forward-looking statements included in this Quarterly Report on Form 10‑Q are made only as of the date hereof. We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events, or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Overview
We believe that we are a leader in the field of land-based aquaculture and the use of technology for improving its productivity and sustainability. Our lead product is the AquAdvantage Salmon, which received FDA approval in 2015 as the first bioengineered animal available for sale for human consumption. We have commenced commercial activities with operations in the United States and Canada where we have received regulatory approval.
Revenue
We generate product revenue primarily through the sales of our AquAdvantage Salmon. We also sell conventional Atlantic salmon, salmon eggs, fry, and byproducts. We expect that our sales will be modest and infrequent until our grow-out farms in Indiana and Rollo Bay are in full production, which is expected in mid-2020.
In the future, we believe that our revenue will depend upon the number of countries in which we have received regulatory approval for the sale of our products, the number and capacity of grow-out farms we have in operation, and the market acceptance we achieve.
Cost of Products
Cost of products includes the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; an application of overhead; and the cost to process and ship our products to customers. As of June 30, 2019, we had 21 employees engaged in production activities.
Sales and Marketing Expenses
Our sales and marketing expenses currently include personnel costs, travel, and consulting fees for market-related activities. As of June 30, 2019, we had two employees dedicated to sales and marketing.
Research and Development Expenses
As of June 30, 2019, we employed twenty-eight scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;

•	fees paid to contract research organizations, Intrexon, and consultants who perform research for us;

•	costs related to laboratory supplies used in our research and development efforts; and

•	costs related to the operation of our field trials.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services, along with pre-production and capacity utilization costs for our Rollo Bay and Indiana farms, respectively. We had eleven employees in our general and administrative group at June 30, 2019.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, gain on disposal of equipment, and interest income.

Results of Operations
Comparison of the three months ended June 30, 2019, to the three months ended June 30, 2018.
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2019	2018
	(unaudited)
Product revenue	$42	$48	$(6)	(13)%

Operating expenses:
Product costs	39	47	(8)	(17)%
Sales and marketing	103	76	27	36%
Research and development	814	881	(67)	(8)%
General and administrative	3,106	1,828	1,278	70%
Operating loss	4,020	2,784	1,236	44%
Total other (income) expense	7	(3)	10	(333)%
Net loss	$4,027	$2,781	$1,246	45%
Product Revenue and Product Cost
Product revenue for the three months ended June 30, 2019, consisted primarily of sales of AquAdvantage Salmon and conventional Atlantic salmon and byproducts. We expect that our sales will be modest and infrequent until our grow-out farms in Indiana and Rollo Bay commence harvesting in mid-2020.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2019, were up from the corresponding period in 2018 due to increased personnel and consulting expenses, offset by lower travel costs. We expect that our sales and marketing expenses will increase as we increase our production at our farm sites.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2019, were down from the corresponding period in 2018 due to lower outside contract service and field trial costs, offset by increased personnel. We expect that our research and development expenses will increase as we expand our broodstock capacity and continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2019, were up significantly from the corresponding period in 2018 due to increases in personnel costs, stock compensation charges related to the hiring of our new CEO and the retirement of our previous CEO, regulatory legal fees, travel costs, and excess capacity charges at the Indiana farm as it continues its start-up.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, a gain on disposal of equipment, and interest income for the three months ended June 30, 2019 and 2018.

Comparison of the six months ended June 30, 2019, to the six months ended June 30, 2018.
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar Change	% Change
	2019	2018
	(unaudited)
Product revenue	$140	$67	$73	109%

Operating expenses:
Product costs	121	64	57	89%
Sales and marketing	175	158	17	11%
Research and development	1,477	1,859	(382)	(21)%
General and administrative	5,143	3,214	1,929	60%
Operating loss	6,776	5,228	1,548	30%
Total other (income) expense	15	3	12	400%
Net loss	$6,791	$5,231	$1,560	30%
Product Revenue and Product Cost
Product revenue for the six months ended June 30, 2019, consisted primarily of sales of AquAdvantage Salmon and conventional Atlantic salmon eggs and byproducts. We expect that our sales will be modest and infrequent until our grow-out farms in Indiana and Rollo Bay commence harvesting in mid-2020.
Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2019, were up from the corresponding period in 2018 due to increased personnel and consulting expenses, offset by lower travel costs. We expect that our sales and marketing expenses will increase as we increase our production at our farm sites.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2019, were down from the corresponding period in 2018 due to lower outside contract service and field trial costs, offset by increased personnel costs. We expect that our research and development expenses will increase as we expand our broodstock capacity and continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2019, were up significantly from the corresponding period in 2018 due to increases in personnel costs, stock compensation charges related to the hiring of our new CEO and the retirement of our previous CEO, regulatory legal fees, travel costs, and excess capacity charges at the Indiana farm as it continues its start-up.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the six months ended June 30, 2019. Total other (income) expense is comprised of interest on debt, bank charges, a gain on disposal of equipment, and interest income for the six months ended June 30, 2018.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Net cash provided by (used in):
Operating activities	$(5,206)	$(5,334)
Investing activities	(917)	(3,018)
Financing activities	13,519	11,399
Effect of exchange rate changes on cash	15	(21)
Net increase (decrease) in cash	$7,411	$3,026
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2019, was primarily comprised of our $6.8 million net loss, offset by non-cash depreciation and stock compensation charges of $1.0 million, and by working capital sources of $560 thousand. Net cash used in operating activities during the six months ended June 30, 2018, was primarily comprised of our $5.2 million net loss, offset by non-cash depreciation and stock compensation charges of $382 thousand, and increased by working capital uses of $485 thousand.
Spending on operations increased during the current period due to headcount additions; legal, tax, and travel cost increases; and production activities at our Rollo Bay and Indiana farm sites. The increase in cash provided by working capital in the current period was due primarily to an increase in accounts payable and accrued liabilities and a decrease in receivables, offset by an increase in inventory and prepaid items.
Cash Flows from Investing Activities
During the six months ended June 30, 2019, we used $926 thousand for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $9 thousand in proceeds from the sale of equipment. During the same period in 2018, we used $3.0 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $22 thousand in proceeds from the sale of equipment.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, we received approximately $12.4 million in net proceeds from the issuance of Common Shares in a public offering and $250 thousand from the exercise of warrants. In addition, we received $901 thousand in proceeds from issuance of debt. This was offset by $28 thousand in the repayment of debt. During the same period in 2018, we received approximately $10.6 million in net proceeds from the issuance of Common Shares and warrants in a public offering and $812 thousand from the exercise of warrants. This was offset by $29 thousand in the repayment of debt.
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
Through public offerings of our Common Shares on March 21, 2019, April 5, 2019, and April 17, 2019, the exercise of warrants to purchase our Common Shares, and draw-downs from debt funding sources, we have received net proceeds of $13.5 million from debt and equity sources since December 31, 2018. As of June 30, 2019, we had a cash balance of $10.4 million. We intend to devote a significant portion of our current cash balance to fund working capital costs associated with growing the first batches of fish at our Indiana and Rollo Bay farm sites and other general corporate purposes. We have evaluated our cash resources in view of our planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months from the filing date and have determined that, while our current funds are sufficient for our cash requirements during that period, we anticipate the need to raise additional capital to fund our subsequent cash requirements and any additional projects. Accordingly, we plan to seek additional financing in the form of equity or debt, partnerships or other non-dilutive transactions to fund our cash requirements and any additional projects.
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
Management’s assessment is based primarily on its ability and past experience in managing expenditures in order to conserve the Company’s cash. Management has the ability to reduce expenditures and slow down or delay capital spending in order to ensure its cash will extend through the next twelve months.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At June 30, 2019, and December 31, 2018, we had $1.8 million and $1.2 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2019, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the

Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Risks Relating to our Business
We have a history of net losses and will likely incur future losses and may not achieve or maintain profitability.
Although we were established in 1991, we did not start to develop our current product portfolio until 1996. In the period since incorporation to June 30, 2019, we have incurred net losses of approximately $126 million. These losses reflect our personnel, research and development, and marketing costs. We have constructed a 250-metric-ton annual capacity production facility in Rollo Bay, and in 2017 we acquired a facility in Albany, Indiana, which has undergone renovations to increase its annual capacity to 1,200 metric tons. We expect more significant revenues in 2020 once our new facilities are in full production. However, our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable.
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
The amount and timing of the expenditures needed to achieve our development and commercialization programs will depend on numerous factors, some of which are outside our control. Changes in our plans could result in the need for additional funds. The primary factor impacting the amount and timing of any additional expenditure is the timing of the stocking of AquAdvantage Salmon in our two production facilities in Rollo Bay and Indiana. Until these two sites reach full capacity, we will have only modest revenues to cover net losses, which were $10.4 million and $9.3 million in 2018 and 2017, respectively.
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
As a bioengineered animal for human consumption, AquAdvantage Salmon required approval from the FDA in the United States and the Ministers of Health and Environment in Canada before it could be produced, sold, or consumed in those countries. Our FDA approval covers the production of our eggs in our hatchery in Canada and the grow-out of our eggs in our facilities in Albany and Rollo Bay. FDA approvals will be needed for each additional facility we plan to bring on line. Additionally, we will require local regulatory approvals in other countries in which we hope to operate. There is no guarantee that we will receive or be able to maintain regulatory approvals from the FDA or other regulatory bodies or that there will not be a significant delay before approval. There is also no guarantee that any approvals granted will not be subject to onerous obligations in relation to matters such as production or labeling, or that any regulator will not require additional data prior to approval, which may be costly and time-consuming to acquire.
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
Our success depends substantially on the efforts and abilities or our officers and other key employees. The loss of any key members of our management, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products and executing on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among aquaculture, biotechnology, and other technology-based businesses, or due to the unavailability of personnel with the particular qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that could adversely affect our ability to meet the demands of our customers in a timely fashion, adequately staff existing or new production facilities, or support our internal research and development programs. In particular, our production facilities require individuals experienced in RAS-based aquaculture, and our product development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced production staff, scientists, and other technical personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*†	Amendment No. 1 to the AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 2, 2019).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated herein by reference as indicated.
† Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

August 6, 2019	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

August 6, 2019	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)