Form 10-Q
period 2019-09-30
AquaBounty Technologies, Inc.
filed 2019-11-05
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
  Yes  ☐    No  ☑
At November 4, 2019, the registrant had 21,605,322 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$6,412,921	$2,990,196
Certificate of deposit	12,712	12,361
Other receivables	73,340	115,982
Inventory	477,077	76,109
Prepaid expenses and other current assets	391,561	315,969
Total current assets	7,367,611	3,510,617

Property, plant and equipment, net	24,780,705	23,716,768
Right of use assets, net	413,235	—
Definite-lived intangible assets, net	161,014	171,292
Indefinite-lived intangible assets	191,800	191,800
Other assets	45,001	80,583
Total assets	$32,959,366	$27,671,060

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,102,621	$824,900
Other current liabilities	61,315	20,423
Current debt	149,069	71,613
Total current liabilities	1,313,005	916,936

Long-term lease obligations	368,739	—
Long-term debt	4,397,539	3,519,821
Total liabilities	6,079,283	4,436,757

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
21,605,322 (2018: 15,098,837) shares outstanding	21,605	15,099
Additional paid-in capital	156,022,668	142,707,957
Accumulated other comprehensive loss	(440,738)	(574,186)
Accumulated deficit	(128,723,452)	(118,914,567)
Total stockholders’ equity	26,880,083	23,234,303

Total liabilities and stockholders’ equity	$32,959,366	$27,671,060
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues
Product revenues	$—	$10,938	$140,371	$77,933

Costs and expenses
Product costs	—	8,874	120,605	72,393
Sales and marketing	206,256	64,971	381,637	222,999
Research and development	446,582	804,758	1,923,512	2,663,397
General and administrative	2,346,754	1,852,362	7,489,622	5,067,226
Total costs and expenses	2,999,592	2,730,965	9,915,376	8,026,015

Operating loss	(2,999,592)	(2,720,027)	(9,775,005)	(7,948,082)

Other income (expense)
Gain on disposal of equipment	—	—	8,548	11,745
Interest expense	(17,933)	(5,169)	(45,483)	(15,854)
Other income (expense), net	(697)	(1,832)	3,055	(5,773)
Total other income (expense)	(18,630)	(7,001)	(33,880)	(9,882)

Net loss	$(3,018,222)	$(2,727,028)	$(9,808,885)	$(7,957,964)

Other comprehensive income (loss):
Foreign currency translation income (loss)	(38,892)	84,711	133,448	(113,218)
Total other comprehensive income (loss)	(38,892)	84,711	133,448	(113,218)

Comprehensive loss	$(3,057,114)	$(2,642,317)	$(9,675,437)	$(8,071,182)

Basic and diluted net loss per share	$(0.14)	$(0.21)	$(0.50)	$(0.64)
Weighted average number of common shares -
basic and diluted	21,604,072	12,848,376	19,556,607	12,528,995

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2017	8,895,094	$8,895	$126,718,186	$(213,884)	$(108,532,508)	$17,980,689
Net loss					(2,449,787)	(2,449,787)
Other comprehensive income (loss)				(112,118)		(112,118)
Issuance of common stock, net	3,692,307	3,692	10,612,356			10,616,048
Exercise of warrants	76,981	77	250,111			250,188
Share based compensation	11,151	11	48,534			48,545
Balance at March 31, 2018	12,675,533	$12,675	$137,629,187	$(326,002)	$(110,982,295)	$26,333,565
Net loss					(2,781,149)	(2,781,149)
Other comprehensive income (loss)				(85,811)		(85,811)
Exercise of warrants	172,843	173	561,567			561,740
Share based compensation			71,544			71,544
Balance at June 30, 2018	12,848,376	$12,848	$138,262,298	$(411,813)	$(113,763,444)	$24,099,889
Net loss					(2,727,028)	(2,727,028)
Other comprehensive income (loss)				84,711		84,711
Share based compensation			71,593			71,593
Balance at September 30, 2018	12,848,376	$12,848	$138,333,891	$(327,102)	$(116,490,472)	$21,529,165

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2018	15,098,837	$15,099	$142,707,957	$(574,186)	$(118,914,567)	$23,234,303
Net loss					(2,763,932)	(2,763,932)
Other comprehensive income (loss)				87,552		87,552
Issuance of common stock, net	3,345,282	3345	6,606,310			6,609,655
Exercise of warrants	76,797	77	250,347			250,424
Share based compensation	176,561	176	138,322			138,498
Balance at March 31, 2019	18,697,477	$18,697	$149,702,936	$(486,634)	$(121,678,499)	$27,556,500
Net loss					(4,026,731)	(4,026,731)
Other comprehensive income (loss)				84,788		84,788
Issuance of common stock, net	2,901,078	2,901	5,782,792			5,785,693
Share based compensation			318,218			318,218
Balance at June 30, 2019	21,598,555	$21,598	$155,803,946	$(401,846)	$(125,705,230)	$29,718,468
Net loss					(3,018,222)	(3,018,222)
Other comprehensive income (loss)				(38,892)		(38,892)
Exercise of warrants	6,767	7	21,986			21,993
Share based compensation			196,736			196,736
Balance at September 30, 2019	21,605,322	$21,605	$156,022,668	$(440,738)	$(128,723,452)	$26,880,083
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Operating activities
Net loss	$(9,808,885)	$(7,957,964)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	928,476	557,718
Share-based compensation	653,452	191,682
Gain on disposal of equipment	(8,548)	(11,745)
Changes in operating assets and liabilities:
Other receivables	45,880	97,353
Inventory	(400,716)	97,897
Prepaid expenses and other assets	(43,404)	210,796
Accounts payable and accrued liabilities	345,569	(654,997)
Net cash used in operating activities	(8,288,176)	(7,469,260)

Investing activities
Purchase of property, plant and equipment	(1,824,831)	(3,375,306)
Proceeds from sale of equipment	8,548	21,758
Other investing activities	12	—
Net cash used in investing activities	(1,816,271)	(3,353,548)

Financing activities
Proceeds from issuance of debt	900,767	—
Repayment of term debt	(57,001)	(43,437)
Proceeds from the issuance of common stock and warrants, net	12,395,348	10,616,048
Proceeds from the exercise of stock options and warrants, net	272,416	811,928
Net cash provided by financing activities	13,511,530	11,384,539

Effect of exchange rate changes on cash and cash equivalents	15,642	(23,921)
Net change in cash and cash equivalents	3,422,725	537,810
Cash and cash equivalents at beginning of period	2,990,196	492,861
Cash and cash equivalents at the end of period	$6,412,921	$1,030,671

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$45,483	$15,854
Property and equipment included in accounts payable and accrued liabilities	$119,541	$512,497
Acquisition of equipment under debt arrangement	$—	$74,555
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the nine months ended September 30, 2019 and 2018 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2018. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2019, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
Going Concern Uncertainty and Management’s Plan
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
In the Company’s Annual Report on Form 10‑K for December 31, 2018, management stated that there was substantial doubt about the Company’s ability to continue as a going concern due to its limited capital resources, and the Company’s independent registered public accounting firm emphasized this matter in its report to the shareholders and the Board of Directors. At that time, management prepared a plan to mitigate this doubt, which included an equity raise that subsequently provided the Company with $12.4 million of net new funds in 2019.
At September 30, 2019, the Company’s cash balance totaled $6.4 million. Management has evaluated the Company’s cash resources in view of its planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months from the filing date and has determined that its current funds will be exhausted by June 30, 2020. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

To mitigate this doubt, management plans to seek additional financing in the form of equity or debt, partnerships, or other non-dilutive transactions to fund the Company’s cash requirements. However, the Company may not be able to raise additional financing or to do so at terms that are acceptable. In this event, management has the ability to reduce expenditures, slow down or delay capital spending, and divest assets in order to ensure its cash will extend through the next twelve months.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $242,324 at September 30, 2019.

4. Inventory
Major classifications of inventory are summarized as follows:

	September 30,	December 31,
	2019	2018
Feed	$120,639	$24,288
Eggs	65,325	—
Packaging	—	8,913
Fish in process	291,113	42,908
Total inventory	$477,077	$76,109
5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2019	2018
Land	$713,703	$704,567
Building and improvements	13,119,001	9,244,737
Construction in process	2,010,705	6,091,265
Equipment	11,930,465	9,713,030
Office furniture and equipment	201,194	192,606
Vehicles	27,621	26,832
Total property and equipment	$28,002,689	$25,973,037
Less accumulated depreciation and amortization	(3,221,984)	(2,256,269)
Property, plant and equipment, net	$24,780,705	$23,716,768
During the quarter ended September 30, 2019, a significant portion of the Rollo Bay facility was placed in service. As a result, the Company transferred $5.2 million of construction in process to building and improvements and equipment and commenced deprecation of these assets. Remaining in construction in process is $1.7 million for construction costs to complete the farm site and another $374 thousand has been committed.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	September 30,	December 31,
	2019	2018
Accounts payable	$373,775	$366,917
Accrued compensation	279,607	223,481
Accrued professional fees and research costs	289,885	185,992
Accrued franchise and excise taxes	91,665	23,678
Accrued construction costs	67,171	13,716
Accrued other	518	11,116
Accounts payable and accrued liabilities	$1,102,621	$824,900

7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	September 30, 2019	December 31, 2018
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,168,873	$2,106,840
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	188,528	203,735
ACOA term loan (C$500,000)	0%	C$4,630	November 2028	377,600	—
Kubota Canada Ltd. (C$95,961)	0%	C$1,142	January 2025	55,215	61,178
Finance PEI term loan (C$2,717,093)	4%	C$16,313	November 2023	1,756,392	1,219,681
Total debt				$4,546,608	$3,591,434
less: current portion				(149,069)	(71,613)
Long-term debt				$4,397,539	$3,519,821
Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	Total
2019	$—	$7,069	$19,507	$2,588	$29,164
2020	—	70,234	79,808	10,353	160,395
2021	—	70,234	83,064	10,353	163,651
2022	—	70,234	86,448	10,353	167,035
2023	—	70,234	1,487,565	10,353	1,568,152
Thereafter	2,168,873	278,123	—	11,215	2,458,211
Total	$2,168,873	$566,128	$1,756,392	$55,215	$4,546,608
On March 7, 2019, the Canadian Subsidiary received C$500 thousand under a credit facility with the Atlantic Canada Opportunities Agency (“ACOA”). The proceeds of the loan are to be used to partially finance the construction at the Rollo Bay site. The loan will be repaid over a term of nine years and has a zero percent interest rate.
In 2018, the Canadian Subsidiary obtained a new loan from Finance PEI (“FPEI”), which incorporated the existing loan and provides C$2.0 million ($1.5 million) of additional funds. As of December 31, 2018, C$1.0 million ($734 thousand) had been drawn down. On May 17, 2019, an additional C$700 thousand ($535 thousand) had been drawn down. The final C$300 thousand ($230 thousand) is anticipated to be drawn down during the fourth quarter of 2019. Payments commenced in June 2019. The loan has an interest rate of 4% and is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. The loan is guaranteed by the Parent.
Other than these loans, there have been no material changes to the Company’s debt arrangements as disclosed in our annual report on Form 10‑K for the year ended December 31, 2018.
The Company recognized interest expense of $44,415 and $15,782 for the nine months ended September 30, 2019 and 2018, respectively, on its interest-bearing debt.
8. Leases
Lease expense for the nine months ended September 30, 2019, amounted to $102,385. The weighted average remaining lease term of the Company’s operating leases was 22.8 years as of September 30, 2019. Lease payments included in operating cash flows totaled $121,788 for the nine months ended September 30, 2019.

The table below summarizes the Company’s lease obligations and remaining payments at September 30, 2019:

				September 30, 2019		January 1, 2019
	Lease Type	End Date	Remaining Years	Remaining Payments	Lease Liability	Remaining Payments	Lease Liability
Maynard Office Lease	Operating	Mar 2023	3.5	$231,568	$198,758	$278,414	$234,685
Panama Farm Lease	Operating	Apr 2019	0	—	—	60,000	59,013
Indiana Auto Lease	Operating	Feb 2021	1.4	7,210	6,656	10,842	9,897
Indiana Well Lease	Operating	Dec 2048	29.3	706,110	224,640	717,420	228,844
Total leases				$944,888	$430,054	$1,066,676	$532,439
Less: current portion				(84,453)	(61,315)	(142,780)	(117,345)
Long-term leases				$860,435	$368,739	$923,896	$415,094
Remaining payments under leases are as follows at September 30, 2019:

Year	Office	Auto	Well	Amount
2019	$16,011	$1,211	$3,770	$20,992
2020	64,637	4,842	15,532	85,011
2021	66,416	1,157	15,998	83,571
2022	67,602	—	16,478	84,080
2023	16,902	—	16,972	33,874
Thereafter	—	—	637,360	637,360
Total Lease Payments	$231,568	$7,210	$706,110	$944,888
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
Warrants
The following table summarizes information about outstanding warrants at September 30, 2019:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2018	1,745,868	$3.25
Exercised	(83,564)	3.25
Outstanding at September 30, 2019	1,662,304	$3.25
Exercisable at September 30, 2019	1,662,304	$3.25
During the nine months ended September 30, 2019, the Company issued 83,564 Common Shares at $3.25 per share in conjunction with the exercise of warrants, with total proceeds of $272 thousand.

Share-based compensation
Restricted stock
A summary of the Company’s shares of restricted stock as of September 30, 2019, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2018	8,867	$3.51
Granted	176,561	2.13
Vested	(127,133)	2.19
Balance at September 30, 2019	58,295	$2.21
During the nine months ended September 30, 2019 and 2018, the Company expensed $279,026 and $20,421, respectively, related to the restricted stock awards. At September 30, 2019, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $128,307. The period over which the unearned share-based compensation is expected to be earned is approximately 2.5 years.
Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2018	339,964	$7.09
Issued	278,500	2.21
Expired	(79,539)	3.41
Outstanding at September 30, 2019	538,925	$5.11
Exercisable at September 30, 2019	401,847	$5.99
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
The weighted average fair value of stock options granted during the nine months ended September 30, 2019, was $2.21.
The total intrinsic value of all options outstanding was $80,305 and $0 at September 30, 2019, and December 31, 2018, respectively. The total intrinsic value of exercisable options was $41,492 and $0 at September 30, 2019, and December 31, 2018, respectively.
The following table summarizes information about options outstanding and exercisable at September 30, 2019:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$2.50 - $5.70	403,663	9.1	270,120
$6.90 - $9.60	52,841	3.0	52,841
$10.50 - $10.80	4,000	4.4	4,000
$14.20 - $23.40	78,421	6.5	74,886
	538,925		401,847	$5.99

Total share-based compensation on stock options amounted to $374,426 and $171,261 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $229,807. The period over which the unearned share-based compensation is expected to be earned is approximately 0.8 years.
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
11. Related Party Collaboration Agreement
In February 2013, the Company entered into an Exclusive Channel Collaboration agreement (“ECC”) with Intrexon Corporation (“Intrexon”) pursuant to which the Company will use Intrexon’s UltraVector and other technology platforms to develop and commercialize additional bioengineered traits in finfish for human consumption.
Total Intrexon service costs incurred under the terms of this agreement for the nine months ended September 30, 2019 and 2018, amounted to $18,550 and $190,195, respectively, and are included as a component of research and development expense in our Consolidated Statements of Operations and Comprehensive Loss. For the three months ended September 30, 2019 and 2018, service costs incurred amounted to $2,816 and $54,154, respectively. Included in accounts payable and accrued liabilities at September 30, 2019, and December 31, 2018, are amounts due to Intrexon under the ECC totaling $1,000 and $800, respectively.

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
Revenue
We generate product revenue primarily through the sales of our AquAdvantage Salmon. We also sell conventional Atlantic salmon, salmon eggs, fry, and byproducts. We expect that our sales will be modest and infrequent until our grow-out farms in Indiana and Rollo Bay commence harvesting, which is expected in mid-2020.
In the future, we believe that our revenue will depend upon the number of countries in which we have received regulatory approval for the sale of our products, the number and capacity of grow-out farms we have in operation, and the market acceptance we achieve.
Cost of Products
Cost of products includes the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; an application of overhead; and the cost to process and ship our products to customers. As of September 30, 2019, we had twenty-seven employees engaged in production activities.
Sales and Marketing Expenses
Our sales and marketing expenses currently include personnel costs, travel, and consulting fees for market-related activities. As of September 30, 2019, we had two employees dedicated to sales and marketing.
Research and Development Expenses
As of September 30, 2019, we employed twenty-one scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;

•	fees paid to contract research organizations, Intrexon, and consultants who perform research for us;

•	costs related to laboratory supplies used in our research and development efforts; and

•	costs related to the operation of our field trials.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public market maintenance, regulatory compliance, rent and utilities, insurance, and legal services, along with pre-production and capacity utilization costs for our Rollo Bay and Indiana farms, respectively. We had eleven employees in our general and administrative group at September 30, 2019.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, gain on disposal of equipment, and interest income.

Results of Operations
Comparison of the three months ended September 30, 2019, to the three months ended September 30, 2018.
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months End September 30,		Dollar Change	% Change
	2019	2018
	(unaudited)
Product revenue	$—	$11	$(11)	(100)%

Operating expenses:
Product costs	—	9	(9)	(100)%
Sales and marketing	206	65	141	217%
Research and development	446	805	(359)	(45)%
General and administrative	2,347	1,852	495	27%
Operating loss	2,999	2,720	279	10%
Total other (income) expense	19	7	12	171%
Net loss	$3,018	$2,727	$291	11%
Product Revenue and Product Cost
There was no product revenue for the three months ended September 30, 2019. We expect that our sales will be modest and infrequent until our grow-out farms in Indiana and Rollo Bay commence harvesting in mid-2020.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2019, were up from the corresponding period in 2018 due to increased personnel and consulting expenses, travel costs, and compensation charges related to the commencement of marketing activities for our salmon. We expect that our sales and marketing expenses will increase as we increase our production at our farm sites.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2019, were down from the corresponding period in 2018 due to lower personnel costs, outside contract service fees, travel expenses, and field trial costs, primarily related to the closing of our demonstration farm in Panama. We expect that our research and development expenses will increase as we expand our broodstock capacity, commence new field trials and continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2019, were up significantly from the corresponding period in 2018 due to increases in stock compensation charges and travel costs associated with headcount additions to our management team, regulatory legal fees associated with the FDA legal challenge, and excess capacity charges at the Indiana and Rollo Bay farms as they continue their start-up.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended September 30, 2019 and 2018.

Comparison of the nine months ended September 30, 2019, to the nine months ended September 30, 2018.
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar Change	% Change
	2019	2018
	(unaudited)
Product revenue	$140	$78	$62	79%

Operating expenses:
Product costs	121	72	49	68%
Sales and marketing	382	223	159	71%
Research and development	1,923	2,664	(741)	(28)%
General and administrative	7,489	5,067	2,422	48%
Operating loss	9,775	7,948	1,827	23%
Total other (income) expense	34	10	24	240%
Net loss	$9,809	$7,958	$1,851	23%
Product Revenue and Product Cost
Product revenue for the nine months ended September 30, 2019, consisted primarily of sales of AquAdvantage Salmon and conventional Atlantic salmon eggs and byproducts. We expect that our sales will be modest and infrequent until our grow-out farms in Indiana and Rollo Bay commence harvesting in mid-2020.
Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2019, were up from the corresponding period in 2018 due to increased personnel and consulting expenses, travel costs, and compensation charges related to the commencement of marketing activities for our salmon. We expect that our sales and marketing expenses will increase as we increase our production at our farm sites.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2019, were down from the corresponding period in 2018 due to lower personnel costs, outside contract service fees, travel expenses, and field trial costs, primarily related to the closing of our demonstration farm in Panama. We expect that our research and development expenses will increase as we expand our broodstock capacity, commence new field trials and continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2019, were up significantly from the corresponding period in 2018 due to increases in personnel costs, stock compensation charges related to the hiring of our new CEO and the retirement of our previous CEO, travel costs associated with headcount additions to our management team, regulatory legal fees associated with the FDA legal challenge, and excess capacity charges at the Indiana and Rollo Bay farms as they continue their start-up.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, a gain on disposal of equipment, and interest income for the nine months ended September 30, 2019 and 2018.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Net cash provided by (used in):
Operating activities	$(8,288)	$(7,469)
Investing activities	(1,816)	(3,354)
Financing activities	13,511	11,385
Effect of exchange rate changes on cash	16	(24)
Net increase (decrease) in cash	$3,423	$538
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2019, was primarily comprised of our $9.8 million net loss, offset by non-cash depreciation and stock compensation charges of $1.6 million, and increased by working capital uses of $53 thousand. Net cash used in operating activities during the nine months ended September 30, 2018, was primarily comprised of our $8.0 million net loss, offset by non-cash depreciation and stock compensation charges of $738 thousand, and increased by working capital uses of $249 thousand.
Spending on operations increased during the current period due to headcount additions; legal, tax, and travel cost increases; and production activities at our Rollo Bay and Indiana farm sites. The increase in cash used by working capital in the current period was due primarily to an increase in inventory and prepaid items, offset by an increase in accounts payable and accrued liabilities and a decrease in receivables.
Cash Flows from Investing Activities
During the nine months ended September 30, 2019, we used $1.8 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $9 thousand in proceeds from the sale of equipment. During the same period in 2018, we used $3.4 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $22 thousand in proceeds from the sale of equipment.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, we received approximately $12.4 million in net proceeds from the issuance of Common Shares in a public offering and $272 thousand from the exercise of warrants. In addition, we received $901 thousand in proceeds from issuance of debt. This was offset by $57 thousand in the repayment of debt. During the same period in 2018, we received approximately $10.6 million in net proceeds from the issuance of Common Shares and warrants in a public offering and $812 thousand from the exercise of warrants. This was offset by $43 thousand in the repayment of debt.
Future Capital Requirements
In the Company’s Annual Report on Form 10‑K for December 31, 2018, management stated that there was substantial doubt about the Company’s ability to continue as a going concern due to its limited capital resources, and the Company’s independent registered public accounting firm emphasized this matter in its report to the shareholders and the Board of Directors. At that time, management prepared a plan to mitigate this doubt, which included an equity raise that subsequently provided the Company with $12.4 million of net new funds in 2019.
As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $129 million and a cash balance of $6.4 million as of September 30, 2019. Management has evaluated the Company’s cash resources in view of its planned spending for ongoing operations, capital expenditures, and working capital for the next twelve months from the filing date and has determined that its current funds will be exhausted by June 30, 2020. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.
Management plans to seek additional financing in the form of equity or debt, partnerships, or other non-dilutive transactions to fund the Company’s cash requirements. However, the Company may not be able to raise additional financing or to do so at terms that are acceptable. In this event, management has the ability to reduce expenditures, slow down or delay capital spending, and divest assets in order to ensure its cash will extend through the next twelve months.

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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At September 30, 2019, and December 31, 2018, we had $1.8 million and $1.2 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2019, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Risks Relating to our Business
We must raise additional capital in the first half of 2020 to fund our operations in order to continue as a going concern.
Currently, we do not have sufficient capital to continue our operations after the first six months of 2020. If we are unable to generate additional funds through financings, sales of our products, government grants, loans, or from other sources or transactions, we would exhaust our resources and be unable to maintain our currently planned operations and continue as a going concern. We therefore plan to seek additional financing in the form of debt or equity to fund our cash requirements for the next twelve months. We may also cut operating costs or delay capital spend in order to preserve available cash. There can be no assurance that we will be successful in securing additional financing, and, if we do not, we would not be able to continue as a going concern, and our stockholders would likely lose most or all of their investment in us. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation. Our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern and do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.
We have a history of net losses and will likely incur future losses and may not achieve or maintain profitability.
Although we were established in 1991, we did not start to develop our current product portfolio until 1996. In the period since incorporation to September 30, 2019, we have incurred net losses of approximately $129 million. These losses reflect our personnel, research and development, and marketing costs. We have constructed a 250-metric-ton annual capacity production facility in Rollo Bay, and in 2017 we acquired a facility in Albany, Indiana, which has undergone renovations to increase its annual capacity to 1,200 metric tons. We expect more significant revenues in 2020 once our new facilities are in full production. However, our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable.
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
The amount and timing of the expenditures needed to achieve our development and commercialization programs will depend on numerous factors, some of which are outside our control. Changes in our plans could result in the need for additional funds. The primary factor impacting the amount and timing of any additional expenditure is the timing of further stocking of AquAdvantage Salmon in our two production facilities in Rollo Bay and Indiana. Until these two sites reach full capacity, we will have only modest revenues to cover net losses, which were $10.4 million and $9.3 million in 2018 and 2017, respectively.
While we await the completion of the first harvests from our two production facilities, we plan to evaluate additional commercialization alternatives for our product through the channels we determine to be most advantageous to the Company. Such efforts may involve engaging in partnerships or joint ventures or licensing the technology to salmon growers. If we elect to grow out the fish ourselves, we would need to invest in the construction or purchase of additional land-based recirculating aquaculture system facilities. These facilities have estimated construction costs of between $10-$17 million for each 1,000 metric tons of output.
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
Regulations pertaining to bioengineered animals are still developing and could change from their present state. In addition, new legislation could require new regulatory frameworks, changes in existing regulation, or re-evaluation of prior regulatory decisions. For example, despite the FDA’s final determination that AquAdvantage Salmon may be sold without being labeled as a bioengineered product, a provision added to the 2016 Omnibus Appropriations Act required the FDA to issue final guidance for such labeling. The FDA was therefore obligated to maintain an Import Alert starting in January 2016 that prohibited import of AquAdvantage Salmon until such guidance was finalized or the provision was no longer effective. On March 8, 2019, several months after the USDA promulgated its final rule establishing a national standard for the labeling of bioengineered foods, including AquAdvantage Salmon, the FDA lifted the Import Alert. However, in September 2019, an appropriations bill was introduced in the Senate that would, if adopted into law, prohibit the introduction into interstate commerce of any food containing genetically engineered salmon until a consumer study of the efficacy of that national labeling standard for informing consumers of the genetically engineered content of salmon products was transmitted to Congress.

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
Risks Relating to our Common Stock
TS AquaCulture LLC’s significant share ownership position allows it to influence corporate matters.
Based solely on a Schedule 13D/A filed on October 31, 2019, by Randal J. Kirk (“Mr. Kirk”), Third Security, LLC (“Third Security”), TS AquaCulture LLC (“TS AquaCulture”), and Intrexon, as of issuance, TS AquaCulture owns 8,239,199 shares of our common stock, or approximately 38.1% of our outstanding shares. In addition, entities controlled by Mr. Kirk, including Third Security and its affiliates other than TS AquaCulture, currently hold 837,554 shares of our common stock, or approximately 3.9% of our outstanding shares. TS AquaCulture is managed by Third Security and is successor-in-interest to Intrexon under the Relationship Agreement entered into by AquaBounty and Intrexon dated as of December 5, 2012 (the “Relationship Agreement”). Based on these holdings, Mr. Kirk, Intrexon’s Chairman and Chief Executive Officer and Third Security’s Chief Executive Officer and Senior Managing Director, has reported control over approximately 42.0% of our outstanding shares. Given this, and our grant to TS AquaCulture, as successor-in-interest to Intrexon under the Relationship Agreement, of certain rights to nominate members of our Board of Directors that are intended to ensure that TS AquaCulture-nominated Board members represent a percentage of our Board that is proportionate to TS AquaCulture’s percentage ownership of our common stock, TS AquaCulture will be able to significantly influence who serves on our Board of Directors and the outcome of matters required to be submitted to our shareholders for approval, including decisions relating to the outcome of any proposed merger or consolidation of our company. TS AquaCulture’s interests may not be consistent with those of our other shareholders. Furthermore, TS AquaCulture’s significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common stock.
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

AQUABOUNTY TECHNOLOGIES, INC.

November 5, 2019	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

November 5, 2019	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)