Form 10-Q
period 2020-03-31
AquaBounty Technologies, Inc.
filed 2020-05-05
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Yes  ☐    No  ☑
At May 4, 2020, the registrant had 32,085,684 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, particularly the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward looking statements. All statements other than present and historical facts and conditions contained in this Quarterly Report on Form 10‑Q, including statements regarding our future results of operations and financial positions, business strategy, plans, and our objectives for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements regarding management’s expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; the nature of and progress toward our commercialization plan; the future introduction of our products to consumers; the countries in which we may obtain regulatory approval and the progress toward such approvals; the volume of eggs or fish we may be able to produce; the timeline for our production of saleable fish; the expected advantages of land-based systems over sea cage production; the validity and impact of legal actions; the completion of renovations at our farms; and the establishment of a larger-scale grow-out facility.
We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

•	the anticipated benefits and characteristics of our AquAdvantage Salmon product;

•	the implementation and likelihood of achieving the business plan, future revenue, and operating results;

•	our plans for and the timing of the development of new farms and the output of those farms;

•	developments concerning our research projects;

•	our expectations regarding our ability to successfully enter new markets or develop additional products;

•	our competitive position and developments and projections relating to our competitors and our industry;

•	expectations regarding anticipated operating results;

•	our cash position and ability to raise additional capital to finance our activities;

•	the impact of the COVID-19 coronavirus outbreak on our business, operations, and financial results, any of which could be significantly impaired by the COVID-19 pandemic;

•	our ability to protect our intellectual property and other proprietary rights and technologies;

•	the impact of and our ability to adapt to changes in laws or regulations and policies;

•	the ability to secure any necessary regulatory approvals to commercialize any products;

•	the rate and degree of market acceptance of any products developed through the application of bioengineering, including bioengineered fish;

•	our ability to retain and recruit key personnel;

•	the success of any of our future acquisitions or investments;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
We caution you that the foregoing list may not contain all of the risks to which the forward-looking statements made in this Quarterly Report on Form 10‑Q are subject. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included, particularly in the section titled “Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10‑Q. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New risks emerge from time to time, and it is not possible for us to predict all such risks.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$14,749,746	$2,798,744
Other receivables	82,873	55,198
Inventory	1,833,957	1,232,049
Prepaid expenses and other current assets	364,700	391,162
Total current assets	17,031,276	4,477,153

Property, plant and equipment, net	23,708,229	25,065,836
Right of use assets, net	385,519	399,477
Definite-lived intangible assets, net	154,162	157,588
Indefinite-lived intangible assets	101,661	101,661
Other assets	33,331	32,024
Total assets	$41,414,178	$30,233,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,834,685	$1,462,809
Other current liabilities	62,939	62,286
Current debt	150,730	163,155
Total current liabilities	2,048,354	1,688,250

Long-term lease obligations	336,997	352,808
Long-term debt	4,032,744	4,432,052
Total liabilities	6,418,095	6,473,110

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
32,085,684 (2019: 21,635,365) shares outstanding	32,086	21,635
Additional paid-in capital	170,957,969	156,241,363
Accumulated other comprehensive loss	(742,145)	(360,160)
Accumulated deficit	(135,251,827)	(132,142,209)
Total stockholders’ equity	34,996,083	23,760,629

Total liabilities and stockholders’ equity	$41,414,178	$30,233,739
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues
Product revenues	$6,753	$97,885

Costs and expenses
Production costs	841,434	862,255
Sales and marketing	50,788	71,991
Research and development	568,762	663,481
General and administrative	1,637,190	1,255,851
Total costs and expenses	3,098,174	2,853,578

Operating loss	(3,091,421)	(2,755,693)

Other income (expense)
Interest expense	(17,045)	(13,338)
Other income (expense), net	(1,152)	5,100
Total other income (expense)	(18,197)	(8,238)

Net loss	$(3,109,618)	$(2,763,931)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(381,985)	87,551
Total other comprehensive income (loss)	(381,985)	87,551

Comprehensive loss	$(3,491,603)	$(2,676,380)

Basic and diluted net loss per share	$(0.11)	$(0.18)
Weighted average number of common shares -
basic and diluted	27,116,754	15,687,681

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2018	15,098,837	$15,099	$142,707,957	$(574,186)	$(118,914,567)	$23,234,303
Net loss					(2,763,931)	(2,763,931)
Other comprehensive income (loss)				87,551		87,551
Issuance of common stock, net	3,345,282	3345	6,606,310			6,609,655
Exercise of warrants	76,797	77	250,347			250,424
Share based compensation	176,561	176	138,322			138,498
Balance at March 31, 2019	18,697,477	$18,697	$149,702,936	$(486,635)	$(121,678,498)	$27,556,500

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2019	21,635,365	$21,635	$156,241,363	$(360,160)	$(132,142,209)	$23,760,629
Net loss					(3,109,618)	(3,109,618)
Other comprehensive income (loss)				(381,985)		(381,985)
Issuance of common stock, net	10,350,000	10350	14,511,354			14,521,704
Share based compensation	100,319	101	205,252			205,353
Balance at March 31, 2020	32,085,684	$32,086	$170,957,969	$(742,145)	$(135,251,827)	$34,996,083
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating activities
Net loss	$(3,109,618)	$(2,763,931)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	347,859	285,308
Share-based compensation	205,353	138,498
Changes in operating assets and liabilities:
Other receivables	(33,978)	(18,410)
Inventory	(610,200)	(83,158)
Prepaid expenses and other assets	(73,944)	55,504
Accounts payable and accrued liabilities	339,818	253,509
Net cash used in operating activities	(2,934,710)	(2,132,680)

Investing activities
Purchase of property, plant and equipment	(691,351)	(456,436)
Proceeds from sale of asset held for sale	98,000	—
Proceeds from legal settlement, net	1,014,008	—
Other investing activities	(1,307)	13
Net cash provided by (used in) investing activities	419,350	(456,423)

Financing activities
Proceeds from issuance of debt	—	376,117
Repayment of term debt	(39,391)	(9,619)
Proceeds from the issuance of common stock, net	14,521,704	6,609,655
Proceeds from the exercise of stock options and warrants, net	—	250,424
Net cash provided by financing activities	14,482,313	7,226,577

Effect of exchange rate changes on cash and cash equivalents	(15,951)	2,951
Net change in cash and cash equivalents	11,951,002	4,640,425
Cash and cash equivalents at beginning of period	2,798,744	3,002,557
Cash and cash equivalents at the end of period	$14,749,746	$7,642,982

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$17,045	$13,338
Property and equipment included in accounts payable and accrued liabilities	$257,884	$79,193
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the three months ended March 31, 2020 and 2019 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
2. Basis of presentation
The unaudited interim consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries, AQUA Bounty Canada Inc.; AquaBounty Panama, S. de R.L.; AquaBounty Farms, Inc.; AquaBounty Farms Indiana LLC; and AquaBounty Brasil Participações Ltda. The entities are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated upon consolidation.
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2019. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2020, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
Certain balances in the 2019 Financial Statements have been reclassified to conform with the presentation of the 2020 unaudited interim consolidated financial statements.
Liquidity Matters
The Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $135 million as of March 31, 2020. At March 31, 2020, the Company’s cash balance totaled $14.7 million. Management has evaluated its cash resources in view of its planned spending for on-going operations, capital expenditures, and working capital and believes that its cash resources will meet the Company’s cash requirements for at least the next twelve months from the filing date, taking into consideration the foreseeable financial impact of delays or other events associated with the COVID-19 virus pandemic. Until such time, if ever, as the Company can generate positive operating cash flows, it may finance its cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic alliances, and licensing arrangements. The current COVID-19 pandemic has introduced uncertainty into the financial markets and, as a result, future funding sources may be more difficult to obtain, if at all.

Net loss per share
Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Basic net loss is based solely on the number of Common Shares outstanding during the period. Fully diluted net loss per share includes the number of shares of common stock potentially issuable upon the exercise of warrants and options with an exercise price less than the fair value of the common stock. Since the Company is reporting a net loss for all periods presented, all potential common shares are considered anti‑dilutive and are excluded from the calculation of diluted net loss per share.
Accounting Pronouncements
Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.
3. Risks and uncertainties
In addition to the risks inherent in the Company’s industry and its stage of commercialization, the impact of the COVID-19 pandemic introduces a novel risk that is difficult to assess or predict. To date, the Company’s operations have not been adversely affected by the pandemic, although the Company has made modifications to its biosecurity procedures and its farm sites to adapt to local requirements and to provide a safe work environment.
The Company continues to monitor the broader environment for potential impacts to its commercial plans, including those in the supply chain and the transportation industry.
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $240 thousand at March 31, 2020.
4. Inventory
Major classifications of inventory are summarized as follows:

	March 31,	December 31,
	2020	2019
Feed	$250,459	$251,778
Eggs	52,920	55,887
Fish in process	1,530,578	924,384
Total inventory	$1,833,957	$1,232,049
5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	March 31,	December 31,
	2020	2019
Land	$695,070	$718,586
Building and improvements	13,189,326	13,297,489
Construction in process	2,143,920	2,105,873
Equipment	11,192,849	12,275,619
Office furniture and equipment	198,838	201,813
Vehicles	25,807	28,097
Total property and equipment	$27,445,810	$28,627,477
Less accumulated depreciation and amortization	(3,737,581)	(3,561,641)
Property, plant and equipment, net	$23,708,229	$25,065,836

Included in construction in process is $1.7 million for construction related to the Rollo Bay farm site. An additional $236 thousand has been committed.
In December 2019, the Company reclassified certain feed mill equipment at the Indiana farm as held for sale, a component of prepaid expenses and other current assets, and adjusted the the carrying value to fair value less estimated selling costs. During the first quarter of 2020, the equipment was sold, resulting in proceeds of $98,000. No gain or loss was recognized upon the sales of the equipment.
In March 2020, the Company settled an outstanding legal claim against a third party resulting in net proceeds of $1.0 million. The proceeds received reduced the carrying value of the acquired equipment. Depreciation on these items is being recalculated prospectively over their remaining useful lives.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	March 31,	December 31,
	2020	2019
Accounts payable	$1,233,052	$809,444
Accrued payroll including vacation	365,564	236,489
Accrued professional fees and contract services	196,098	346,349
Accrued construction costs	20,946	—
Accrued taxes and other	19,025	70,527
Accounts payable and accrued liabilities	$1,834,685	$1,462,809
7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	March 31, 2020	December 31, 2019
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,026,426	$2,206,208
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	162,937	184,583
ACOA term loan (C$500,000)	0%	C$4,630	November 2028	342,999	384,100
Kubota Canada Ltd. (C$95,961)	0%	C$1,142	January 2025	46,752	53,533
Finance PEI term loan (C$2,717,093)	4%	C$16,313	November 2023	1,604,360	1,766,783
Total debt				$4,183,474	$4,595,207
less: current portion				(150,730)	(163,155)
Long-term debt				$4,032,744	$4,432,052
Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	Total
2020	$—	$49,215	$56,116	$7,255	$112,586
2021	—	65,621	77,609	9,673	152,903
2022	—	65,621	80,771	9,673	156,065
2023	—	65,621	1,389,864	9,673	1,465,158
2024	—	65,621	—	9,673	75,294
Thereafter	2,026,426	194,237	—	805	2,221,468
Total	$2,026,426	$505,936	$1,604,360	$46,752	$4,183,474
In response to the COVID-19 pandemic, the Company was informed by Atlantic Canada Opportunities Agency on March 19, 2020, that all payments to the government would be deferred for three months, commencing April 1, 2020.
The Company recognized interest expense of $17 thousand and $12 thousand for the three months ended March 31, 2020 and 2019, respectively, on its interest-bearing debt.

8. Leases
Lease expense for the three months ended March 31, 2020 and 2019, amounted to $20 thousand and $65 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 22.9 years as of March 31, 2020. Lease payments included in operating cash flows totaled $21 thousand and $66 thousand for the three months ended March 31, 2020 and 2019, respectively.
The table below summarizes the Company’s lease obligations and remaining payments at March 31, 2020:

				March 31, 2020		December 31, 2019
	Lease Type	End Date	Remaining Years	Remaining Payments	Lease Liability	Remaining Payments	Lease Liability
Maynard Office Lease	Operating	Mar 2023	3.0	$199,545	$173,646	$215,556	$186,323
Indiana Auto Lease	Operating	Feb 2021	0.9	4,789	4,389	5,999	5,533
Indiana Well Lease	Operating	Dec 2048	28.8	698,458	221,901	702,341	223,238
Total leases				$902,792	$399,936	$923,896	$415,094
Less: current portion				(85,519)	(62,939)	(85,011)	(62,286)
Long-term leases				$817,273	$336,997	$838,885	$352,808
Remaining payments under leases are as follows at March 31, 2020:

Year	Office	Auto	Well	Amount
2020	$48,626	$3,632	$11,649	$63,907
2021	66,416	1,157	15,998	83,571
2022	67,602	—	16,478	84,080
2023	16,901	—	16,972	33,873
2024	—	—	17,481	17,481
Thereafter	—	—	619,880	619,880
Total Lease Payments	$199,545	$4,789	$698,458	$902,792
9. Stockholders’ equity
Recent issuances
On February 12, 2020, the Company completed a public offering of 10,350,000 Common Shares. Net proceeds to the Company were $14.5 million after deducting discounts, fees, and expenses.
Warrants
The following table summarizes information about outstanding warrants at March 31, 2020:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2019	1,662,304	$3.25
Outstanding at March 31, 2020	1,662,304	$3.25
Exercisable at March 31, 2020	1,662,304	$3.25
Share-based compensation
Restricted stock
A summary of the Company’s shares of restricted stock as of March 31, 2020, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2019	39,900	$3.51
Granted	100,319	1.88
Vested	(40,626)	2.01
Balance at March 31, 2020	99,593	$2.00

During the three months ended March 31, 2020 and 2019, the Company expensed $84 thousand and $91 thousand, respectively, related to the restricted stock awards. At March 31, 2020, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $196 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 3.0 years.
Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	573,925	$4.94
Issued	98,458	1.97
Expired	(14,835)	11.62
Outstanding at March 31, 2020	657,548	$4.35
Exercisable at March 31, 2020	524,398	$4.93
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance.
The fair values of stock option grants to employees and members of the Board of Directors during 2020 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

	March 2020	January 2020
Expected volatility	102%	101%
Risk free interest rate	0.66%	1.67%
Expected dividend yield	0%	0%
Expected life (in years)	5	5
The weighted average fair value of stock options granted during the three months ended March 31, 2020, was $1.48.
The total intrinsic value of all options outstanding was $0 and $1 thousand at March 31, 2020, and December 31, 2019, respectively. The total intrinsic value of exercisable options was $0 at March 31, 2020, and December 31, 2019, respectively.
The following table summarizes information about options outstanding and exercisable at March 31, 2020:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$1.88 - $2.50	525,519	9.0	392,369
$3.30 - $6.90	37,139	2.3	37,139
$7.50 - $10.80	21,303	4.1	21,303
$14.20 - $23.40	73,587	6.1	73,587
	657,548		524,398	$4.93
Total share-based compensation on stock options amounted to $121 thousand and $48 thousand for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $204 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 3.0 years.
10. Commitments and contingencies
The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
See Note 5 for commitments related to our renovation and construction costs.

There have been no other material changes to the commitments and contingencies disclosed in our Annual Report on Form 10‑K as of and for the year ended December 31, 2019.
11. Subsequent Events
In 2018, the Canadian Subsidiary obtained a new loan from Finance PEI in the amount of C$2.0 million ($1.5 million). The loan has an interest rate of 4% and is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. On April 23, 2020, the Canadian Subsidiary received the final C$300 thousand ($212 thousand) of funds available under the loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10‑Q and our Annual Report on Form 10‑K for the year ended December 31, 2019, which was filed on March 10, 2020.
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
Recent Developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, SARS-CoV-2, as a pandemic, which continues to spread throughout the United States and worldwide. Because infections of this virus and incidences of the disease it causes, COVID-19, have been reported throughout both the United States and Canada, certain national, provincial, state, and local governmental authorities have issued proclamations and directives aimed at minimizing the spread of the virus. Additional, more restrictive proclamations and directives may be issued in the future.
The ultimate impact of the COVID-19 virus pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 virus outbreak, new information which may emerge concerning the severity of the COVID-19 virus pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption and reduced operations. Our current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at our facilities. To the extent possible, work-from-home is utilized for employees that do not have fish care responsibilities. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition, and results of operations.
We remain focused on maintaining a strong balance sheet, liquidity, and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to the COVID-19 virus. Management expects that all of its operations, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 virus outbreak on our business and the duration for which it may have an impact cannot be determined at this time.
Revenue
We generate product revenue through the sales of our AquAdvantage Salmon. We also sell conventional Atlantic salmon, salmon eggs, fry, and byproducts. We expect that our sales will be modest and infrequent until our Indiana and Rollo Bay farm sites commence harvesting our fish in June and December of 2020, respectively.
In the future, we believe that our revenue will depend upon the number of countries in which we have received regulatory approval for the sale of our products, the number and capacity of grow-out farms we have in operation, and the market acceptance we achieve.
Production Costs
Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; an application of overhead; and the cost to process and ship our products to customers. A portion of production costs are absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish in process. As our farms in Indiana and Rollo Bay ramp up their production activity, the costs that are not absorbed into inventory are classified as other production costs. As of March 31, 2020, we had thirty-seven employees engaged in production activities.
Sales and Marketing Expenses
Our sales and marketing expenses currently include consulting fees for market-related activities. As of March 31, 2020, we had no employees dedicated to sales and marketing.
Research and Development Expenses
As of March 31, 2020, we employed eighteen scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage Salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;

•	fees paid to contract research organizations and consultants who perform research for us;

•	costs related to laboratory supplies used in our research and development efforts; and

•	costs related to the operation of our field trials.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory compliance, rent and utilities, insurance, and legal service. We had thirteen employees in our general and administrative group at March 31, 2020.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, interest income, and miscellaneous gains or losses on asset disposals.
Results of Operations
Comparison of the three months ended March 31, 2020, to the three months ended March 31, 2019.
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months End March 31,		Dollar Change	% Change
	2020	2019
	(unaudited)
Product revenue	$7	$98	$(91)	(93)%

Operating expenses:
Production costs	841	862	(21)	(2)%
Sales and marketing	51	72	(21)	(29)%
Research and development	569	664	(95)	(14)%
General and administrative	1,637	1,256	381	30%
Operating loss	3,091	2,756	335	12%
Total other (income) expense	18	8	10	125%
Net loss	$3,109	$2,764	$345	12%
Product Revenue
Product revenue for the three months ended March 31, 2020 consisted primarily of conventional Atlantic salmon fry. Sales of our fish are anticipated to commence from our Indiana and Rollo Bay farm sites in June and December of 2020, respectively,
Production Costs
Production costs for the three months ended March 31, 2020, were down from the corresponding period in 2019, due to lower cost related to product revenue, offset by production cost increases related to increasing fish biomass at the Indiana and Rollo Bay farms as they continue their ramp-up.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2020, were down from the corresponding period in 2019 due to a decrease in personnel, offset by an increase in charges related to the commencement of marketing activities for our salmon. We expect that our sales and marketing expenses will increase as we commence sales of our fish.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2020, were down from the corresponding period in 2019 due to lower field trial costs, primarily related to the closing of our demonstration farm in Panama, offset by an increase in outside contract service fees. We expect that our research and development expenses will increase as we expand our broodstock capacity, commence new field trials, and continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2020, were up significantly from the corresponding period in 2019 due to increases in personnel and associated compensation, stock compensation charges, outside consulting fees, and regulatory legal fees associated with the FDA legal challenge.

Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended March 31, 2020 and 2019.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net cash provided by (used in):
Operating activities	$(2,935)	$(2,133)
Investing activities	420	(456)
Financing activities	14,482	7,226
Effect of exchange rate changes on cash	(16)	3
Net increase (decrease) in cash	$11,951	$4,640
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2020, was primarily comprised of our $3.1 million net loss, offset by non-cash depreciation and stock compensation charges of $553 thousand, and increased by working capital uses of $378 thousand. Net cash used in operating activities during the three months ended March 31, 2019, was primarily comprised of our $2.8 million net loss, offset by non-cash depreciation and stock compensation charges of $424 thousand, and decreased by working capital sources of $207 thousand.
Spending on operations increased during the current period due to personnel and associated compensation, legal and outside consulting fee increases, and production activities at our Rollo Bay and Indiana farm sites; offset by decreases in field trials and costs related to our demonstration farm in Panama. The increase in cash used by working capital in the current period was due primarily to an increase in inventory, receivables, and prepaid expenses, offset by an increase in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
During the three months ended March 31, 2020, we used $691 thousand for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, this was offset by $98 thousand in proceeds from the sale of equipment and $1.0 million in net proceeds from a legal settlement. During the same period in 2019, we used $456 thousand for renovations to our Indiana farm site and for construction charges at our Rollo Bay site.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, we received approximately $14.5 million in net proceeds from the issuance of Common Shares in a public offering. This was offset by $39 thousand in the repayment of debt. During the same period in 2019, we received approximately $6.6 million in net proceeds from the issuance of Common Shares in a public offering, $250 thousand from the exercise of warrants, and $376 thousand from new debt. This was offset by $10 thousand in the repayment of debt.
Future Capital Requirements
As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $135 million and a cash balance of $14.7 million as of March 31, 2020. Management believes its cash resources will meet the Company’s cash requirements for at least the next twelve months from the filing date.
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

The current COVID-19 pandemic has introduced uncertainty and volatility into the financial markets and as a result sources of future funding may be more difficult to obtain, if at all.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At March 31, 2020, and December 31, 2019, we had $1.6 million and $1.8 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Form 10‑Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2020, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(g) and 15d‑15(f)) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Lawsuit Against the FDA Approval of AquAdvantage Salmon
On March 30, 2016, a coalition of non-governmental organizations filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage Salmon. Subsequently, the Fish and Wildlife Service was dismissed from the case, and we joined the case as an intervenor to protect our interests. The coalition, including the Center for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate bioengineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage Salmon could escape and threaten endangered wild salmon stocks. The discovery phase of litigation is now complete, and the case is moving forward on substantive briefing.
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
Item 1A.  Risk Factors
As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2019, which was filed on March 10, 2020, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10‑K for the year ended December 31, 2019. You should carefully review the risks involved and those described in our Annual Report on Form 10‑K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
Risks Relating to our Business
Business, political, or economic disruptions or global health concerns could seriously harm our current or planned business and increase our costs and expenses.
Broad-based business or economic disruptions, political instability, or global health concerns could adversely affect our current or planned production, sale, distribution, research and development, and expansion. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the globe, resulting in extended shutdowns of businesses and a significant negative impact on the world economy. Global health concerns like the coronavirus pandemic could in themselves result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The COVID-19 virus pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of the COVID-19 virus, we have closed our executive offices, with our administrative employees continuing their work remotely, and limited the number of staff in any given farm site. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, including disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, conduct production activities, and make shipments, as well as be impacted by the temporary closure of the facilities of suppliers. While we have taken steps to address the impact of the coronavirus on our operations, and we believe that our suppliers and potential customers continue to operate in all material respects, we cannot presently predict the scope and severity of any additional business shutdowns or disruptions or the impact on consumer demand. If we or any of the third parties with whom we engage, including suppliers, distributors, service providers, regulators, and overseas business partners, experience additional or continued shutdowns or other disruptions, or consumer demand is materially reduced, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, our anticipated revenues could decrease, and our costs and expenses could rise as a result of our efforts to address such disruptions.
In addition, the trading prices for our common stock and the stock of other biotechnology companies have been highly volatile as a result of the COVID-19 virus pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 virus pandemic continues to rapidly evolve, and the extent to which it may impact our business and planned programs will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease; the duration of the pandemic; travel restrictions and other actions to contain the pandemic or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries; business closures or business disruptions; and the effectiveness of actions taken in the United States and other countries to contain and address the disease.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Separately, in response to the COVID-19 virus pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 virus pandemic. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns could also affect other government agencies, such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
Risks Relating to our Common Stock
The significant share ownership position of certain affiliates allows them to influence corporate matters.
Based solely on a Schedule 13D/A filed on February 18, 2020, by Randal J. Kirk; Third Security; TS AquaCulture LLC (“TS AquaCulture”); and TS Biotechnology Holdings, LLC (“TS Biotechnology”), TS AquaCulture owns 8,239,199 shares of our common stock, or approximately 25.7% of our outstanding shares, and TS Biotechnology owns 5,175,000 shares of our common stock, or approximately 16.2% of our outstanding shares. In addition, entities controlled by Mr. Kirk, including Third Security and its affiliates other than TS AquaCulture and TS Biotechnology, currently hold 837,554 shares of our common stock, or approximately 2.6% of our outstanding shares. TS AquaCulture and TS Biotechnology are managed by Third Security, and TS AquaCulture is successor-in-interest to Precigen under the Relationship Agreement. See “Related-Party Transactions, Policies, and Procedures-Relationship Agreement with TS AquaCulture.” Further, Alana D. Czypinski, who joined the Company’s Board of Directors, married Randal J. Kirk in March 2020 and has reported that she owns 2,159 shares of our common stock in her own name, which is less than one percent of our outstanding shares. Based on these holdings, Mr. Kirk, Third Security’s Chief Executive Officer and Senior Managing Director, and Ms. Czypinski have each reported control over approximately 44.4% of our outstanding shares. Mr. Kirk and Ms. Czypinski each disclaim beneficial ownership of the shares owned directly by the other, and Ms. Czypinski disclaims beneficial ownership of the shares deemed beneficially owned by Mr. Kirk, other than those that she owns directly.
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

AQUABOUNTY TECHNOLOGIES, INC.

May 5, 2020	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

May 5, 2020	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)