Form 10-Q
period 2020-06-30
AquaBounty Technologies, Inc.
filed 2020-08-06
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
At August 5, 2020, the registrant had 32,125,184 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward looking statements. All statements other than present and historical facts and conditions contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial positions, business strategy, plans, and our objectives for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements regarding management’s expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; the nature of and progress toward our commercialization plan; the future introduction of our products to consumers; the countries in which we may obtain regulatory approval and the progress toward such approvals; the volume of eggs or fish we may be able to produce; the timeline for our production of saleable fish; the expected advantages of land-based systems over sea cage production; the validity and impact of legal actions; the completion of renovations at our farms; and the establishment of a larger-scale grow-out facility.
We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the anticipated benefits and characteristics of our AquAdvantage salmon product;
•the implementation and likelihood of achieving the business plan, future revenue, and operating results;
•our plans for and the timing of the development of new farms and the output of those farms;
•developments concerning our research projects;
•our expectations regarding our ability to successfully enter new markets or develop additional products;
•our competitive position and developments and projections relating to our competitors and our industry;
•expectations regarding anticipated operating results;
•our cash position and ability to raise additional capital to finance our activities;
•the impact of the COVID-19 coronavirus outbreak (the “COVID-19 pandemic”) on our business, operations, and financial results, any of which could be significantly impaired by the COVID-19 pandemic;
•our ability to protect our intellectual property and other proprietary rights and technologies;
•the impact of and our ability to adapt to changes in laws or regulations and policies;
•the ability to secure any necessary regulatory approvals to commercialize any products;
•the rate and degree of market acceptance of any products developed through the application of bioengineering, including bioengineered fish;
•our ability to retain and recruit key personnel;
•the success of any of our future acquisitions or investments;
•our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
•our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
We caution you that the foregoing list may not contain all of the risks to which the forward-looking statements made in this Quarterly Report on Form 10-Q are subject. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included, particularly in the section titled “Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law. New risks emerge from time to time, and it is not possible for us to predict all such risks.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$10,021,394	$2,798,744
Other receivables	57,369	55,198
Inventory	2,489,773	1,232,049
Prepaid expenses and other current assets	696,455	391,162
Total current assets	13,264,991	4,477,153

Property, plant and equipment, net	24,562,409	25,065,836
Right of use assets, net	371,292	399,477
Definite-lived intangible assets, net	150,736	157,588
Indefinite-lived intangible assets	101,661	101,661
Other assets	44,306	32,024
Total assets	$38,495,395	$30,233,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,764,124	$1,462,809
Current lease liabilities and other	63,836	62,286
Current debt	140,288	163,155
Total current liabilities	1,968,248	1,688,250

Long-term lease obligations	321,728	352,808
Long-term debt	4,423,028	4,432,052
Total liabilities	6,713,004	6,473,110

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
32,105,684 (2019: 21,635,365) shares outstanding	32,106	21,635
Additional paid-in capital	171,102,440	156,241,363
Accumulated other comprehensive loss	(576,644)	(360,160)
Accumulated deficit	(138,775,511)	(132,142,209)
Total stockholders’ equity	31,782,391	23,760,629

Total liabilities and stockholders’ equity	$38,495,395	$30,233,739
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues
Product revenues	$2,950	$42,486	$9,703	$140,371

Costs and expenses
Production costs	1,041,316	941,113	1,882,750	1,803,368
Sales and marketing	137,434	103,390	188,222	175,381
Research and development	635,655	813,449	1,204,417	1,476,930
General and administrative	1,693,544	2,204,253	3,330,734	3,460,105
Total costs and expenses	3,507,949	4,062,205	6,606,123	6,915,784

Operating loss	(3,504,999)	(4,019,719)	(6,596,420)	(6,775,413)

Other income (expense)
Interest expense	(18,147)	(14,212)	(35,192)	(27,550)
Other income (expense), net	(538)	7,200	(1,690)	12,300
Total other income (expense)	(18,685)	(7,012)	(36,882)	(15,250)

Net loss	$(3,523,684)	$(4,026,731)	$(6,633,302)	$(6,790,663)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	165,501	84,788	(216,484)	172,340
Total other comprehensive income (loss)	165,501	84,788	(216,484)	172,340

Comprehensive loss	$(3,358,183)	$(3,941,943)	$(6,849,786)	$(6,618,323)

Basic and diluted net loss per share	$(0.11)	$(0.19)	$(0.22)	$(0.37)
Weighted average number of Common Shares -
basic and diluted	32,097,992	21,313,055	29,607,373	18,515,907

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2018	15,098,837	$15,099	$142,707,957	$(574,186)	$(118,914,567)	$23,234,303
Net loss					(2,763,932)	(2,763,932)
Other comprehensive income (loss)				87,552		87,552
Issuance of common stock, net	3,345,282	3345	6,606,310			6,609,655
Exercise of warrants	76,797	77	250,347			250,424
Share based compensation	176,561	176	138,322			138,498
Balance at March 31, 2019	18,697,477	$18,697	$149,702,936	$(486,634)	$(121,678,499)	$27,556,500
Net loss					(4,026,731)	(4,026,731)
Other comprehensive income (loss)				84,788		84,788
Issuance of common stock, net	2,901,078	2901	5,782,792			5,785,693
Share based compensation			318,218			318,218
Balance at June 30, 2019	21,598,555	$21,598	$155,803,946	$(401,846)	$(125,705,230)	$29,718,468

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2019	21,635,365	$21,635	$156,241,363	$(360,160)	$(132,142,209)	$23,760,629
Net loss					(3,109,618)	(3,109,618)
Other comprehensive income (loss)				(381,985)		(381,985)
Issuance of common stock, net	10,350,000	10,350	14,511,354			14,521,704
Share based compensation	100,319	101	205,252			205,353
Balance at March 31, 2020	32,085,684	$32,086	$170,957,969	$(742,145)	$(135,251,827)	$34,996,083
Net loss					(3,523,684)	(3,523,684)
Other comprehensive income (loss)				165,501		165,501
Issuance of common stock, net	20,000	20	40,580			40,600
Share based compensation			103,891			103,891
Balance at June 30, 2020	32,105,684	$32,106	$171,102,440	$(576,644)	$(138,775,511)	$31,782,391
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019

Operating activities
Net loss	$(6,633,302)	$(6,790,663)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	701,593	576,596
Share-based compensation	309,244	456,716
Gain on disposal of equipment	—	(8,548)
Other non-cash charge	40,600	—
Changes in operating assets and liabilities:
Other receivables	(4,704)	10,454
Inventory	(1,261,930)	(134,137)
Prepaid expenses and other assets	(404,931)	(238,820)
Accounts payable and accrued liabilities	280,142	922,237
Net cash used in operating activities	(6,973,288)	(5,206,165)

Investing activities
Purchase of property, plant and equipment	(1,588,497)	(925,617)
Proceeds from sale of equipment	98,000	8,548
Proceeds from legal settlement, net	1,014,008	—
Other investing activities	(12,460)	—
Net cash used in investing activities	(488,949)	(917,069)

Financing activities
Proceeds from issuance of debt	221,130	900,767
Repayment of term debt	(41,262)	(27,837)
Proceeds from the issuance of common stock, net	14,521,704	12,395,348
Proceeds from the exercise of stock options and warrants, net	—	250,424
Net cash provided by financing activities	14,701,572	13,518,702

Effect of exchange rate changes on cash and cash equivalents	(16,685)	15,636
Net change in cash and cash equivalents	7,222,650	7,411,104
Cash and cash equivalents at beginning of period	2,798,744	3,002,557
Cash and cash equivalents at the end of period	$10,021,394	$10,413,661

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$17,058	$27,550
Property and equipment included in accounts payable and accrued liabilities	$238,235	$422,808
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the six months ended June 30, 2020 and 2019 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm-raised Atlantic salmon that exhibit growth rates that are substantially faster than traditional salmon.
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
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2019. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2020, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
Certain balances in the 2019 financial statements have been reclassified to conform with the presentation of the 2020 unaudited interim consolidated financial statements.
Liquidity Matters
The Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $138.8 million as of June 30, 2020. At June 30, 2020, the Company’s cash balance totaled $10.0 million. Subsequent to quarter end, the Company received proceeds of $4.0 million under a loan agreement (see Note 11). Management has evaluated its cash resources in view of its planned spending for on-going operations, capital expenditures, and working capital and believes that its current cash balance, along with the loan proceeds and expected revenues from its Indiana farm, will meet the Company’s cash requirements for at least the next twelve months from the filing date, taking into consideration the foreseeable financial impact of delays or other events associated with the COVID-19 pandemic. Until such time, if ever, as the Company can generate positive operating cash flows, it may finance its cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic alliances, and licensing arrangements. The current COVID-19 pandemic has introduced uncertainty into the financial markets and, as a result, future funding sources may be more difficult to obtain, if at all.
Inventories
Inventories are mainly comprised of feed, eggs, fish in process and packaging materials. Inventories are measured at the lower of cost or net realizable value (“NRV”), where NRV is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion and transportation.
Fish in process inventory is a biological asset that is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques.
Net loss per share
Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of Common Shares outstanding during the period. Basic net loss is based solely on the number of Common Shares outstanding during the period. Fully diluted net loss per share includes the number of Common Shares potentially issuable upon the exercise of warrants and options with an exercise price less than the fair value of the Common Shares. Since the Company is reporting a net loss for all periods presented, all potential Common Shares are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.
At June 30, 2020, the Company had 2,325,852 potentially dilutive securities outstanding, consisting of 1,662,304 warrants and 663,548 stock options.
Accounting Pronouncements
Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.
3. Risks and uncertainties
In addition to the risks inherent in the Company’s industry and its stage of commercialization, the impact of the COVID-19 pandemic introduces a novel risk that is difficult to assess or predict. To date, the Company’s farm operations have not been adversely affected by the pandemic, although the Company has made modifications to its biosecurity procedures and its farm sites to adapt to local requirements and to provide a safe work environment.
The Company has experienced delays in capital projects due to the pandemic, including a delay in the completion of its processing facility at the Indiana farm. The delay in the completion of this project is expected to continue into the third quarter of 2020 and the Company is therefore considering third party alternatives for fish processing in the interim. The Company has also seen a reduction in the market price for Atlantic salmon due to the pandemic’s impact on demand in the food service sector. If sustained, this could impact the Company’s forecast in the near-term.
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $241 thousand at June 30, 2020.
4. Inventory
Major classifications of inventory are summarized as follows:

	June 30,	December 31,
	2020	2019
Feed	$263,483	$251,778
Eggs and fry	62,781	55,887
Packaging	2,581	—
Fish in process	2,160,928	924,384
Total inventory	$2,489,773	$1,232,049

5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	June 30,	December 31,
	2020	2019
Land	$705,363	$718,586
Building and improvements	13,567,702	13,297,489
Construction in process	2,542,044	2,105,873
Equipment	11,684,991	12,275,619
Office furniture and equipment	200,140	201,813
Vehicles	26,810	28,097
Total property and equipment	$28,727,050	$28,627,477
Less accumulated depreciation and amortization	(4,164,641)	(3,561,641)
Property, plant and equipment, net	$24,562,409	$25,065,836
Included in construction in process is $1.8 million for construction related to the Rollo Bay farm site. An additional $307 thousand has been committed.
In December 2019, the Company reclassified certain feed mill equipment at the Indiana farm as held for sale, a component of prepaid expenses and other current assets, and adjusted the the carrying value to fair value less estimated selling costs. During the first quarter of 2020, the equipment was sold, resulting in proceeds of $98 thousand. No gain or loss was recognized upon the sales of the equipment.
In March 2020, the Company settled an outstanding legal claim against a third party resulting in net proceeds of $1.0 million. The proceeds received reduced the carrying value of the acquired equipment. Depreciation on these items is being recalculated prospectively over their remaining useful lives.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	June 30,	December 31,
	2020	2019
Accounts payable	$917,229	$809,444
Accrued payroll including vacation	358,113	236,489
Accrued professional fees and contract services	403,248	346,349
Accrued taxes and other	85,534	70,527
Accounts payable and accrued liabilities	$1,764,124	$1,462,809

7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	June 30, 2020	December 31, 2019
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,105,117	$2,206,208
ACOA term loan (C$337,000)	0%	$3,120	June 2026	169,264	184,583
ACOA term loan (C$500,000)	0%	$4,630	November 2028	356,319	384,100
Kubota Canada Ltd. (C$95,961)	0%	$1,142	January 2025	46,056	53,533
Finance PEI term loan (C$2,717,093)	4%	$16,313	November 2023	1,886,560	1,766,783
Total debt				$4,563,316	$4,595,207
less: current portion				(140,288)	(163,155)
Long-term debt				$4,423,028	$4,432,052
Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	Total
2020	$—	$17,042	$39,118	$5,024	$61,184
2021	—	68,169	80,622	10,048	158,839
2022	—	68,169	83,907	10,048	162,124
2023	—	68,169	1,682,913	10,048	1,761,130
2024	—	68,169	—	10,048	78,217
Thereafter	2,105,117	235,865	—	840	2,341,822
Total	$2,105,117	$525,583	$1,886,560	$46,056	$4,563,316
In response to the COVID-19 pandemic, the Company was informed by Atlantic Canada Opportunities Agency (ACOA) on March 19, 2020, that all payments to the Canadian government would be deferred for three months, commencing April 1, 2020. On June 15, 2020, the Company was informed that payments would be deferred an additional three months, recommencing October 1, 2020. A revised loan amortization schedule has not yet been received from ACOA.
In 2018, the Canadian Subsidiary obtained a new loan from Finance PEI (FPEI) in the amount of C$2.0 million ($1.5 million). The loan has an interest rate of 4% and is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. On March 24, 2020, the Company was informed by FPEI that all payments would be deferred for three months due to the pandemic. On April 23, 2020, the Canadian Subsidiary received the final C$300 thousand ($221 thousand) of funds available under the loan. A revised loan amortization schedule has not yet been received from FPEI.
The Company recognized interest expense of $35 thousand and $27 thousand for the six months ended June 30, 2020 and 2019, respectively, on its interest-bearing debt.
8. Leases
Lease expense for the six months ended June 30, 2020 and 2019, amounted to $40 thousand and $100 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 23 years as of June 30, 2020. Lease payments included in operating cash flows totaled $42 thousand and $101 thousand for the six months ended June 30, 2020 and 2019, respectively.
The table below summarizes the Company’s lease obligations and remaining payments at June 30, 2020:

				June 30, 2020		December 31, 2019
	Lease Type	End Date	Remaining Years	Remaining Payments	Lease Liability	Remaining Payments	Lease Liability
Maynard Office Lease	Operating	Mar 2023	2.8	$183,534	$160,720	$215,556	$186,323
Indiana Auto Lease	Operating	Feb 2021	0.7	3,578	3,223	5,999	5,533
Indiana Well Lease	Operating	Dec 2048	28.5	694,575	220,564	702,341	223,238
Total leases				$881,687	$384,507	$923,896	$415,094
Less: current portion				(84,870)	(62,779)	(85,011)	(62,286)
Long-term leases				$796,817	$321,728	$838,885	$352,808

Remaining payments under leases are as follows at June 30, 2020:

Year	Office	Auto	Well	Amount
2020	$32,615	$2,421	$7,766	$42,802
2021	66,416	1,157	15,998	83,571
2022	67,602	—	16,478	84,080
2023	16,901	—	16,972	33,873
2024	—	—	17,481	17,481
Thereafter	—	—	619,880	619,880
Total Lease Payments	$183,534	$3,578	$694,575	$881,687
9. Stockholders’ equity
Recent issuances
On February 12, 2020, the Company completed a public offering of 10,350,000 Common Shares. Net proceeds to the Company were $14.5 million after deducting discounts, fees, and expenses. TS Biotechnology Holdings, which is managed by Third Security and is controlled by Randal J. Kirk, our largest shareholder, participated in this offer, purchasing 5,175,000 shares of our common stock for a total of approximately $7.8 million in gross proceeds.
On May 6, 2020, the Company issued 20,000 restricted common shares to a consultant. The Company recorded a charge of $41 thousand in conjunction with the share issuance.
Warrants
The following table summarizes information about outstanding warrants at June 30, 2020:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2019	1,662,304	$3.25
Outstanding at June 30, 2020	1,662,304	$3.25
Exercisable at June 30, 2020	1,662,304	$3.25
Share-based compensation
At June 30, 2020, the Company has reserved 1,658,315 shares of common stock issuable upon the exercise of outstanding stock options and future issuances under its 2006 and 2016 Equity Incentive Plans.
Restricted stock
A summary of the Company’s shares of restricted stock as of June 30, 2020, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2019	39,900	$2.31
Granted	100,319	1.88
Vested	(51,201)	2.07
Balance at June 30, 2020	89,018	$1.97
During the six months ended June 30, 2020 and 2019, the Company expensed $122 thousand and $184 thousand, respectively, related to the restricted stock awards. At June 30, 2020, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $159 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.9 years.

Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	573,925	$4.94
Issued	104,458	1.99
Expired	(14,835)	11.62
Outstanding at June 30, 2020	663,548	$4.33
Exercisable at June 30, 2020	565,350	$4.73
Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested daily over one to three years and are exercisable for a term of ten years from the date of issuance.
The fair values of stock option grants to employees and members of the Board of Directors during 2020 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

	May 2020	March 2020	January 2020
Expected volatility	104%	102%	101%
Risk free interest rate	0.31%	0.66%	1.67%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5	5	5
The weighted average fair value of stock options granted during the six months ended June 30, 2020, was $1.49.
The total intrinsic value of all options outstanding was $521 thousand and $1 thousand at June 30, 2020, and December 31, 2019, respectively. The total intrinsic value of exercisable options was $402 thousand at June 30, 2020, and $1 thousand at December 31, 2019, respectively.
The following table summarizes information about options outstanding and exercisable at June 30, 2020:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$1.88 - $2.50	531,519	8.8	433,321
$3.30 - $6.90	37,139	2.1	37,139
$7.50 - $10.80	21,303	3.9	21,303
$14.20 - $23.40	73,587	5.8	73,587
	663,548		565,350	$4.73
Total share-based compensation on stock options amounted to $187 thousand and $272 thousand for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $148 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 3.0 years.
10. Commitments and contingencies
The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
See Note 5 for commitments related to our renovation and construction costs.
There have been no other material changes to the commitments and contingencies disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2019.
11. Subsequent Events
On July 31, 2020, the Company’s Indiana Subsidiary received $4.0 million in proceeds from a loan from First Farmers Bank and Trust. The loan bears interest at a rate of 5.3% for the first five years. On July 31, 2025 the interest rate resets to the then US Treasury 5-year maturities rate plus 5% and remains fixed at that rate through maturity on October 1, 2028. The note requires interest only payments for the first 15 months, followed by monthly principal and interest payments of approximately $57 thousand through maturity. Proceeds from the loan may be used for the purpose of performing equipment upgrades, purchasing equipment and other improvements to the Indiana subsidiary.

The Company must comply with certain financial and non-financial covenants. The loan is also subject to certain prepayment penalties and is secured by the assets of the Indiana subsidiary and a guarantee by the Parent. The loan agreement requires the Company to maintain a $500 thousand minimum cash balance with the bank throughout the loan term.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on March 10, 2020.
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
COVID-19
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
The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption and reduced operations. Our current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at our facilities. To the extent possible, work-from-home is utilized for employees that do not have fish care responsibilities. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition, and results of operations.
To date, our farm operations have not been adversely affected by the pandemic, although we have made modifications to biosecurity procedures and our farm sites to adapt to local requirements and to provide a safe work environment.
We have experienced delays in capital projects due to the pandemic, including a delay in the completion of the processing facility at the Indiana farm. The delay in the completion of this project is expected to continue into the third quarter of 2020 and we are therefore considering third party alternatives for fish processing in the interim. We have also seen a reduction in the market price for Atlantic salmon due to the pandemic’s impact on demand in the food service sector. If sustained, this could impact our forecast in the near-term.
We remain focused on maintaining a strong balance sheet, liquidity, and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to the COVID-19 pandemic. Management expects that all of its operations, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 pandemic on our business and the duration for which it may have an impact cannot be determined at this time.
Revenue
We generate product revenue through the sales of our AquAdvantage salmon. We also sell conventional Atlantic salmon, salmon eggs, fry, and byproducts. We expect that our sales will be modest and infrequent in the near-term as we slowly build our sales and distribution supply chain for our Indiana and Rollo Bay farm sites.
In the future, we believe that our revenue will depend upon the number of countries in which we have received regulatory approval for the sale of our products, the number and capacity of grow-out farms we have in operation, and the market acceptance we achieve.
Production Costs
Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; an application of overhead; and the cost to process and ship our products to customers. A portion of production costs are absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish in process. As our farms in Indiana and Rollo Bay ramp up their production activity, the costs that are not absorbed into inventory are classified as other production costs. As of June 30, 2020, we had forty employees engaged in production activities.
Sales and Marketing Expenses
Our sales and marketing expenses currently include consulting fees for market-related activities. As of June 30, 2020, we had no employees dedicated to sales and marketing.

Research and Development Expenses
As of June 30, 2020, we employed twenty scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:
•salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;
•fees paid to contract research organizations and consultants who perform research for us;
•costs related to laboratory supplies used in our research and development efforts; and
•costs related to the operation of our field trials.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory compliance, rent and utilities, insurance, and legal service. We had fourteen employees in our general and administrative group at June 30, 2020.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans. Other income (expense) includes bank charges, fees, interest income, and miscellaneous gains or losses on asset disposals.
Results of Operations
Comparison of the three months ended June 30, 2020, to the three months ended June 30, 2019.
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2020	2019
	(unaudited)
Product revenue	$3	$42	$(39)	(93)%

Operating expenses:
Production costs	1,041	941	100	11%
Sales and marketing	137	103	34	33%
Research and development	636	814	(178)	(22)%
General and administrative	1,694	2,204	(510)	(23)%
Operating loss	3,505	4,020	(515)	(13)%
Total other (income) expense	19	7	12	171%
Net loss	$3,524	$4,027	$(503)	(12)%
Product Revenue
Product revenue for the three months ended June 30, 2020 and 2019 consisted of conventional Atlantic salmon eggs. Sales of our fish are anticipated to commence from our Indiana and Rollo Bay farm sites in the third quarter and fourth quarter of 2020, respectively.
Production Costs
Production costs for the three months ended June 30, 2020, were up from the corresponding period in 2019, due to production cost increases related to increasing fish biomass at the Indiana and Rollo Bay farms as they continue their ramp-up.
Costs for the current period also include a $316 thousand charge to reduce the value of the fish in process inventory at the Indiana farm to reflect the reduction in the Net Realizable Value due to a reduction in the market price for salmon.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2020, were up from the corresponding period in 2019 due to an increase in charges related to the commencement of marketing activities for our salmon, offset by a decrease in personnel. We expect that our sales and marketing expenses will continue to increase as we commence sales of our fish.

Research and Development Expenses
Research and development expenses for the three months ended June 30, 2020, were down from the corresponding period in 2019 due to lower field trial costs, primarily related to the closing of our demonstration farm in Panama, and lower personnel costs, offset by an increase in outside contract service fees. We expect that our research and development expenses will increase as we expand our broodstock capacity, commence new field trials, and continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2020, were down significantly from the corresponding period in 2019 due to a decrease in personnel associated compensation, regulatory legal fees associated with the FDA legal challenge, and travel, offset by increases in outside consulting fees. We expect that our general and administrative expenses will fluctuate based on our legal fees associated with the FDA legal challenge.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended June 30, 2020, and interest on debt, bank charges, a gain on disposal of equipment and interest income for the three months ended June 30, 2019.
Comparison of the six months ended June 30, 2020, to the six months ended June 30, 2019.
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar Change	% Change
	2020	2019
	(unaudited)
Product revenue	$10	$140	$(130)	(93)%

Operating expenses:
Production costs	1,883	1,803	80	4%
Sales and marketing	188	175	13	7%
Research and development	1,204	1,477	(273)	(18)%
General and administrative	3,331	3,461	(130)	(4)%
Operating loss	6,596	6,776	(180)	(3)%
Total other (income) expense	37	15	22	147%
Net loss	$6,633	$6,791	$(158)	(2)%
Product Revenue
Product revenue for the six months ended June 30, 2020 consisted of conventional Atlantic salmon fry and eggs. For the comparative period in 2019, revenue included the sale of AquAdvantage salmon from our Panama demonstration farm. Sales of our fish are anticipated to commence from our Indiana and Rollo Bay farm sites in the third quarter and fourth quarter of 2020, respectively.
Production Costs
Production costs for the six months ended June 30, 2020, were up from the corresponding period in 2019, due to production cost increases related to increasing fish biomass at the Indiana and Rollo Bay farms as they continue their ramp-up.
Costs for the current period also include a $316 thousand charge to reduce the value of the fish in process inventory at the Indiana farm to reflect the reduction in the Net Realizable Value due to a reduction in the market price for salmon.
Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2020, were up from the corresponding period in 2019 due to an increase in charges related to the commencement of marketing activities for our salmon, offset by a decrease in personnel.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2020, were down from the corresponding period in 2019 due to lower field trial costs, primarily related to the closing of our demonstration farm in Panama, and lower personnel costs, offset by an increase in outside contract service fees.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2020, were down from the corresponding period in 2019 due to decrease in stock compensation charges, regulatory legal fees associated with the FDA legal challenge, and travel, offset by increases in outside consulting fees.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges and interest income for the six months ended June 30, 2020, and interest on debt, bank charges, a gain on disposal of equipment, and interest income for the six months ended June 30, 2019.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Net cash provided by (used in):
Operating activities	$(6,973)	$(5,206)
Investing activities	(489)	(917)
Financing activities	14,702	13,518
Effect of exchange rate changes on cash	(17)	16
Net increase (decrease) in cash	$7,223	$7,411
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2020, was primarily comprised of our $6.6 million net loss, offset by non-cash depreciation and stock compensation charges of $1 million, and increased by working capital uses of $1.4 million. Net cash used in operating activities during the six months ended June 30, 2019, was primarily comprised of our $6.8 million net loss, offset by non-cash depreciation and stock compensation charges of $1.0 million, and decreased by working capital sources of $560 thousand.
Spending on operations decreased due to lower field trial costs related to our demonstration farm in Panama and travel, offset by increases in outside consulting and production activities at our Rollo Bay and Indiana farm sites. Cash used by working capital increased in the current period and was due primarily to an increase in inventory and prepaid expenses, offset by an increase in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
During the six months ended June 30, 2020, we used $1.6 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $98 thousand in proceeds from the sale of equipment and $1 million in net proceeds from a legal settlement. During the same period in 2019, we used $926 thousand for renovations to our Indiana farm site and for construction charges at our Rollo Bay site.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, we received approximately $14.5 million in net proceeds from the issuance of Common Shares in a public offering and $221 thousand from new debt. This was offset by $41 thousand in the repayment of debt. During the same period in 2019, we received approximately $12.4 million in net proceeds from the issuance of Common Shares in a public offering, $250 thousand from the exercise of warrants, and $901 thousand from new debt. This was offset by $28 thousand in the repayment of debt.
Future Capital Requirements
As discussed in Note 2 to the financial statements, the Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $138.8 million and a cash balance of $10 million as of June 30, 2020. Subsequent to quarter end, the Company received proceeds of $4.0 million under a loan agreement (see Note 11). Management believes its current cash balance, along with the loan proceeds and expected revenues from its Indiana farm will meet the Company’s cash requirements for at least the next twelve months from the filing date.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At June 30, 2020, and December 31, 2019, we had $1.9 million and $1.8 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2020, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(g) and 15d-15(f)) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Lawsuit Against the FDA Approval of AquAdvantage Salmon
On March 30, 2016, a coalition of non-governmental organizations filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage salmon. Subsequently, the Fish and Wildlife Service was dismissed from the case, and we joined the case as an intervenor to protect our interests. The coalition, including the Center for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate bioengineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage salmon could escape and threaten endangered wild salmon stocks. The discovery phase of litigation is now complete, and the court has issued an initial ruling that FDA has statutory authority to regulate bioengineered animals. The case is now moving forward on substantive briefing on the specific challenge to FDA’s approval of the original AquAdvantage salmon NADA.
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
Item 1A.  Risk Factors
As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on March 10, 2020, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. You should carefully review the risks involved and those described in our Annual Report on Form 10-K and in other reports we file with the Securities and Exchange Commission in evaluating our business.
Risks Relating to our Business
Ethical, legal, and social concerns about bioengineered products and perceived environmental impacts could lead to legal challenges, limit or prevent the use of our products, and limit our revenues.
Our technologies include the use of bioengineering. Public perception about the safety and environmental hazards of, and ethical concerns over, bioengineered products could influence public acceptance of our technologies and products. Activist groups opposing the bioengineering of organisms have in the past pressured a number of retail food outlets and grocery chains to publicly state that they will not carry bioengineered Atlantic salmon, and they could file lawsuits to prevent the production and sale of our products. If we are not able to overcome the ethical, legal, and social concerns relating to bioengineering, products using our technologies may not be accepted in the marketplace, and demand for our products could fall short of what we expect. These concerns could also result in increased expenses, regulatory scrutiny, delays, or other impediments to implementation of our business plan.
The subject of bioengineered products has received negative publicity, which has aroused public debate. This adverse publicity could lead to lawsuits against the production, distribution, and sale of bioengineered products; greater regulation of those products; and trade restrictions on their importation. Further, there is a concern that products produced using our technologies could be perceived to cause adverse events, which could also lead to negative publicity.
Business, political, or economic disruptions or global health concerns, such as the COVID-19 pandemic, could seriously harm our current or planned business and increase our costs and expenses.
Broad-based business or economic disruptions, political instability, or global health concerns could adversely affect our current or planned production, sale, distribution, research and development, and expansion. For example, the COVID-19 pandemic has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.
Global health concerns like the coronavirus pandemic could in themselves result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, including salmon in the institutional sales chain that includes restaurants, has fallen, with a resulting drop in the prices for those goods and services. In response to the COVID-19 pandemic, we have closed our executive offices, with our administrative employees continuing their work remotely, and limited the number of staff in any given farm site. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, including disruptions or restrictions on our ability to travel, obtain regulatory approvals from the FDA and other regulators, pursue partnerships and other business transactions, conduct production activities, and make shipments, as well as be impacted by the temporary closure of the facilities of suppliers. While we have taken steps to address the impact of the coronavirus on our operations, and we believe that our suppliers and potential customers continue to operate in the ordinary course in all material respects, we cannot presently predict the scope and severity of any additional business shutdowns or disruptions or the future impact on consumer demand. If we or any of the third parties with whom we engage, including suppliers, distributors, service providers, regulators, and overseas business partners, experience additional or continued shutdowns or other disruptions, or consumer demand remains materially reduced, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, our anticipated revenues could decrease, and our costs and expenses could rise as a result of our efforts to address such disruptions.
In addition, the trading prices for our common stock and the stock of other biotechnology and food companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 pandemic continues to rapidly evolve, and the extent to which it may impact our business and planned programs will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease; the duration of the pandemic; travel restrictions and other actions to contain the pandemic or address its impact, such as social distancing and quarantines or lock-downs in the United States, Canada, and other countries; business closures or business disruptions; and the effectiveness of actions taken in the United States, Canada, and other countries to contain and address the disease.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns could also affect other government agencies, such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
Security breaches and other disruptions could compromise our information, expose us to fraud or liability, or interrupt our operations, which would cause our business and reputation to suffer.
In the ordinary course of our business, we use our servers and networks to store sensitive data, including our proprietary business and financial information; general business information regarding our customers, suppliers, and business partners; and personally identifiable information of our employees. The secure storage and maintenance of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error or malfeasance. A breach of our security could compromise our networks, and the information stored there could be accessed, manipulated, publicly disclosed, lost, or stolen. Any such access, manipulation, disclosure, or loss of information could result in errors in our records, fraudulent use of our financial information or theft of assets, legal claims or proceedings, liability under laws that protect the privacy of personal information, theft of our intellectual property, or damage to our reputation. In addition, our systems could be the subject of denial of service or other interference, which could disrupt our operations and commercial transactions. Any of the foregoing could adversely affect our business, revenues, and competitive position.
If our technologies or products are stolen, misappropriated, or reverse engineered, or we find it necessary to grant interests in our technologies to third parties, others could use the technologies to produce competing technologies or products or could limit our ability to fully realize the value of those technologies.
Third parties, including our collaborators, contractors, and others involved in our business often have access to, and may require that we grant interests in, our technologies. If our technologies or products were stolen, misappropriated, or reverse engineered, or if we are forced to grant broad interests in our technologies, they could be used by other parties that may be able to reproduce our technologies or products using our technologies for their own commercial gain. If this were to occur, it would be difficult for us to challenge this type of use, especially in countries with limited intellectual property protection. In addition, third parties granted interests in our technologies could seek to prevent or limit our use or commercialization of those technologies based on claims of partial ownership.
If we lose key personnel, including key management personnel, or are unable to attract, train, and retain additional personnel, it could delay our commercialization plans, limit our production capacity, or harm our research and development efforts, and we may be unable to sell or develop our own products.
Our success depends substantially on the efforts and abilities or our officers and other key employees. The loss of any key members of our management, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products and executing on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among aquaculture, biotechnology, and other technology-based businesses, or due to the unavailability of personnel with the particular qualifications or experience necessary for our business. For production positions, effective training will be needed for new hires due to the overall lack of industry experience in land-based aquaculture in North America. If we are not able to attract, train, and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that could adversely affect our ability to meet the demands of our customers in a timely fashion, adequately staff existing or new production facilities, or support our internal research and development programs. In particular, our production facilities require individuals experienced or trained in RAS-based aquaculture, and our product development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced production staff, scientists, and other technical personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms.
A shutdown of or damage to any of our farms could result in our prematurely harvesting fish, a loss of a material percentage of our fish in production, a delay in our commercialization plans, and a negative impact on our results of operations.
At present, we only have farms in Albany, Indiana, and Prince Edward Island, Canada. As an interruption in the oxygen supply, water quality systems, or other critical infrastructure of an aquaculture facility for more than a short period of time can lead to the loss of a large number of fish, any shutdown of or damage to either of our farms—for example, due to natural disaster, reduction in water supply, interruption in services beyond our backup capacity, or human interference—could require us to prematurely harvest some or all of the fish at that farm or could result in a loss of a material percentage of our fish in production. Shutdown or significant damage could also result in delays in our commercialization plans, an inability to meet customer demand, an increase in costs, and a negative impact on our results of operations.
The successful development of our business depends on our ability to efficiently and cost-effectively produce and sell salmon at large commercial scale.
Although we have over two decades of experience in successfully raising Atlantic salmon in land-based systems, we have only begun to produce them at commercial scale. Our business plans depend on our ability to increase our production capacity through the development of larger farms. We have limited experience constructing, ramping up, and managing such large, commercial-scale facilities, and we may not have anticipated all of the factors that could affect our production, harvest, sale, and delivery of salmon at such a scale. For example, our salmon may not perform as expected when raised at very large commercial scale, we may encounter operational challenges for which we are unable to identify a workable solution, control deficiencies may surface, our vendors may experience capacity constraints, or our production cost and timeline projections may prove to be inaccurate. Any of these could decrease process efficiency, create delays, and increase our costs.
We remain dependent on third parties for the processing, distribution, and sale of our products.
At present, we rely on third parties to process our fish, deliver them to seafood vendors, and ultimately sell them to consumers. While we carefully select processors or other intermediaries in the supply chain, any failure on their part to maintain quality standards or proper food handling processes could subject us to product liability claims, product recalls, increased scrutiny from regulators, and loss of consumer confidence in the safety and quality of our products. Seafood vendors may reject our products due to their particular product or volume requirements, extract pricing concessions that reduce our margins, or fail to adequately promote and sell our products. Our reliance on third parties could therefore result in a reduction in our revenues, an increase in our costs, delays in commercialization, additional regulatory requirements, or negative public opinion that could impact future sales and growth.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On May 6, 2020, the Company issued 20,000 restricted common shares to a consultant, for non-cash consideration valued at $41 thousand. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, or Regulation S promulgated under the Securities Act.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Amendment No. 2 to the AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2020).
10.2**	Loan and Security Agreement by and between AquaBounty Farms Indiana LLC and First Farmers Bank and Trust, dated as of July 31, 2020.
10.3	Term Note granted by AquaBounty Farms Indiana LLC in favor of First Farmers Bank and Trust, dated as of July 31, 2020.
10.4
Mortgage, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement granted by AquaBounty Technologies, Inc. in favor of First Farmers Bank and Trust, dated as of July 31, 2020.

10.5	Guarantor Security Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020.
10.6	Unconditional and Continuing Secured Guaranty Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020.
10.7	Collateral Access Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020.
10.8	Unconditional and Continuing Guaranty Agreement by and between AquaBounty Farms, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020.
10.9	Environmental Indemnity Agreement by and among AquaBounty Technologies, Inc., AquaBounty Farms Indiana LLC, and First Farmers Bank and Trust, dated as of July 31, 2020.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously Filed
** Schedules, exhibits, and similar supporting attachments or agreements to the Loan and Security Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

August 6, 2020	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

August 6, 2020	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)