Form 10-Q
period 2020-09-30
AquaBounty Technologies, Inc.
filed 2020-11-03
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Yes  ☐    No  ☒
At November 2, 2020, the registrant had 44,960,806 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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
•our plans for and the cost and timing of the development of new farms and the output of those farms;
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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
AquaBounty Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$38,989,366	$2,798,744
Other receivables	62,034	55,198
Inventory	2,869,470	1,232,049
Prepaid expenses and other current assets	820,193	391,162
Total current assets	42,741,063	4,477,153

Property, plant and equipment, net	25,699,143	25,065,836
Right of use assets, net	356,788	399,477
Definite-lived intangible assets, net	147,311	157,588
Indefinite-lived intangible assets	101,661	101,661
Restricted cash	500,000	—
Other assets	50,213	32,024
Total assets	$69,596,179	$30,233,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,116,877	$1,462,809
Current lease liabilities and other	62,627	62,286
Current debt	152,501	163,155
Total current liabilities	2,332,005	1,688,250

Long-term lease obligations	306,174	352,808
Long-term debt, net	8,425,552	4,432,052
Total liabilities	11,063,731	6,473,110

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
44,916,926 (2019: 21,635,365) shares outstanding	44,917	21,635
Additional paid-in capital	201,402,983	156,241,363
Accumulated other comprehensive loss	(490,153)	(360,160)
Accumulated deficit	(142,425,299)	(132,142,209)
Total stockholders’ equity	58,532,448	23,760,629

Total liabilities and stockholders’ equity	$69,596,179	$30,233,739
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Product revenues	$67,763	$—	$77,466	$140,371

Costs and expenses
Production costs	1,355,939	846,306	3,238,689	2,649,674
Sales and marketing	143,646	206,256	331,868	381,637
Research and development	458,462	446,582	1,662,879	1,923,512
General and administrative	1,722,874	1,500,448	5,053,608	4,960,553
Total costs and expenses	3,680,921	2,999,592	10,287,044	9,915,376

Operating loss	(3,613,158)	(2,999,592)	(10,209,578)	(9,775,005)

Other income (expense)
Interest expense	(38,335)	(17,933)	(73,527)	(45,483)
Other income (expense), net	1,705	(697)	15	11,603
Total other income (expense)	(36,630)	(18,630)	(73,512)	(33,880)

Net loss	$(3,649,788)	$(3,018,222)	$(10,283,090)	$(9,808,885)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	86,491	(38,892)	(129,993)	133,448
Total other comprehensive income (loss)	86,491	(38,892)	(129,993)	133,448

Comprehensive loss	$(3,563,297)	$(3,057,114)	$(10,413,083)	$(9,675,437)

Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.31)	$(0.50)
Weighted average number of Common Shares -
basic and diluted	38,911,054	21,604,072	32,756,074	19,556,607

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2018	15,098,837	$15,099	$142,707,957	$(574,186)	$(118,914,567)	$23,234,303
Net loss					(2,763,932)	(2,763,932)
Other comprehensive income (loss)				87,552		87,552
Issuance of common stock, net	3,345,282	3345	6,606,310			6,609,655
Exercise of warrants	76,797	77	250,347			250,424
Share based compensation	176,561	176	138,322			138,498
Balance at March 31, 2019	18,697,477	$18,697	$149,702,936	$(486,634)	$(121,678,499)	$27,556,500
Net loss					(4,026,731)	(4,026,731)
Other comprehensive income (loss)				84,788		84,788
Issuance of common stock, net	2,901,078	2901	5,782,792			5,785,693
Share based compensation			318,218			318,218
Balance at June 30, 2019	21,598,555	$21,598	$155,803,946	$(401,846)	$(125,705,230)	$29,718,468
Net loss					$(3,018,222)	$(3,018,222)
Other comprehensive income (loss)				$(38,892)		$(38,892)
Exercise of warrants for common stock	6,767	$7	$21,986			$21,993
Share based compensation			$196,736			$196,736
Balance at September 30, 2019	21,605,322	$21,605	$156,022,668	$(440,738)	$(128,723,452)	$26,880,083

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2019	21,635,365	$21,635	$156,241,363	$(360,160)	$(132,142,209)	$23,760,629
Net loss					(3,109,618)	(3,109,618)
Other comprehensive income (loss)				(381,985)		(381,985)
Issuance of common stock, net	10,350,000	10,350	14,511,354			14,521,704
Share based compensation	100,319	101	205,252			205,353
Balance at March 31, 2020	32,085,684	$32,086	$170,957,969	$(742,145)	$(135,251,827)	$34,996,083
Net loss					(3,523,684)	(3,523,684)
Other comprehensive income (loss)				165,501		165,501
Issuance of common stock, net	20,000	20	40,580			40,600
Share based compensation			103,891			103,891
Balance at June 30, 2020	32,105,684	$32,106	$171,102,440	$(576,644)	$(138,775,511)	$31,782,391
Net loss					$(3,649,788)	$(3,649,788)
Other comprehensive income (loss)				$86,491		$86,491
Issuance of common stock, net of expenses	12,650,000	$12,650	$29,701,947			$29,714,597
Exercise of warrants for common stock	161,242	$161	$523,876			$524,037
Share based compensation			$74,720			$74,720
Balance at September 30, 2020	44,916,926	$44,917	$201,402,983	$(490,153)	$(142,425,299)	$58,532,448
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Operating activities
Net loss	$(10,283,090)	$(9,808,885)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,082,261	928,476
Share-based compensation	383,964	653,452
Gain on disposal of equipment	(1,816)	(8,548)
Other non-cash charges	41,967	—
Changes in operating assets and liabilities:
Other receivables	(8,252)	45,880
Inventory	(1,638,981)	(400,716)
Prepaid expenses and other assets	(527,913)	(43,404)
Accounts payable and accrued liabilities	366,403	345,569
Net cash used in operating activities	(10,585,457)	(8,288,176)

Investing activities
Purchase of property, plant and equipment	(2,640,039)	(1,824,831)
Proceeds from sale of equipment	99,816	8,548
Proceeds from legal settlement, net	1,014,008	—
Other investing activities	(18,900)	12
Net cash used in investing activities	(1,545,115)	(1,816,271)

Financing activities
Proceeds from issuance of debt	4,221,130	900,767
Payment of debt issuance costs	(91,620)	—
Repayment of term debt	(49,862)	(57,001)
Proceeds from the issuance of common stock, net	44,236,301	12,395,348
Proceeds from the exercise of stock options and warrants, net	524,037	272,416
Net cash provided by financing activities	48,839,986	13,511,530

Effect of exchange rate changes on cash	(18,792)	15,993
Net change in cash, cash equivalents and restricted cash	36,690,622	3,423,076
Cash, cash equivalents and restricted cash at beginning of period	2,798,744	3,002,557
Cash, cash equivalents and restricted cash at the end of period	$39,489,366	$6,425,633

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$47,275	$45,483
Property and equipment included in accounts payable and accrued liabilities	$517,344	$119,541
See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.
Notes to the consolidated financial statements
For the nine months ended September 30, 2020 and 2019 (unaudited)
1. Nature of business and organization
AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm-raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional salmon.
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
AquaBounty Panama, S. de R.L. (the “Panama Subsidiary”) was incorporated in May 2008 in Panama for the purpose of conducting commercial trials of the Parent’s products. Operations at the site concluded in May 2019.
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
The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2019. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2020, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.
Certain balances in the 2019 financial statements have been reclassified to conform with the presentation of the 2020 unaudited interim consolidated financial statements.
Liquidity Matters
The Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $142.4 million as of September 30, 2020. At September 30, 2020, the Company’s cash balance totaled $39.5 million. Management has evaluated its cash resources in view of its planned spending for on-going operations, capital expenditures, and working capital and believes that its current cash balance, along with the expected revenues from its farms, will meet the Company’s cash requirements for at least the next twelve months from the filing date, taking into consideration the foreseeable financial impact of delays or other events associated with the COVID-19 pandemic. Management also has the discretion to reduce spending and delay capital projects if necessary, in order to preserve cash. Until such time, if ever, as the Company can generate positive operating cash flows, it may finance its cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic alliances, and licensing arrangements. The current COVID-19 pandemic has introduced uncertainty into the financial markets and, as a result, future funding sources may be more difficult to obtain, if at all.

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
At September 30, 2020, the Company had 2,164,610 potentially dilutive securities outstanding, consisting of 1,501,062 warrants and 663,548 stock options.
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
The Company has experienced delays in capital projects due to the pandemic, including a delay in the completion of its processing facility at the Indiana farm. The delay in the completion of this project is expected to continue into the fourth quarter of 2020 and the Company is therefore utilizing third party alternatives for fish processing in the interim. The Company has also seen a reduction in the market price for Atlantic salmon due to the pandemic’s impact on demand in the food service sector. This has had a negative impact on the Company’s revenue and inventory value in the current quarter and is likely to continue for the near-term.
Concentration of credit risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and restricted cash. This risk is minimized by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash, cash equivalents and restricted cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is mitigated by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $133 thousand at September 30, 2020.

4. Inventory
Major classifications of inventory are summarized as follows:

	September 30,	December 31,
	2020	2019
Feed	$221,300	$251,778
Eggs and fry	41,151	55,887
Packaging	3,105	—
Fish in process	2,603,914	924,384
Total inventory	$2,869,470	$1,232,049

5. Property, plant and equipment
Major classifications of property, plant and equipment are summarized as follows:

	September 30,	December 31,
	2020	2019
Land	$711,073	$718,586
Building and improvements	13,717,243	13,297,489
Construction in process	2,257,913	2,105,873
Equipment	13,369,665	12,275,619
Office furniture and equipment	200,862	201,813
Vehicles	27,365	28,097
Total property and equipment	$30,284,121	$28,627,477
Less accumulated depreciation and amortization	(4,584,978)	(3,561,641)
Property, plant and equipment, net	$25,699,143	$25,065,836
Included in construction in process is $1.9 million for construction related to the Rollo Bay farm site. An additional $185 thousand has been committed.
Included in construction in process is $407 thousand for construction related to the Indiana farm site. An additional $1.3 million has been committed.
In December 2019, the Company reclassified certain feed mill equipment at the Indiana farm as held for sale, a component of prepaid expenses and other current assets, and adjusted the carrying value to fair value less estimated selling costs. During the first quarter of 2020, the equipment was sold, resulting in proceeds of $98 thousand. No gain or loss was recognized upon the sale of the equipment.
In March 2020, the Company settled an outstanding legal claim against a third party resulting in net proceeds of $1.0 million. The proceeds received reduced the carrying value of the acquired equipment. Depreciation on these items has been recalculated prospectively over their remaining useful lives.
6. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities include the following:

	September 30,	December 31,
	2020	2019
Accounts payable	$983,709	$809,444
Accrued payroll including vacation	414,228	236,489
Accrued professional fees and contract services	295,272	346,349
Accrued construction costs	277,268	—
Accrued taxes and other	146,400	70,527
Accounts payable and accrued liabilities	$2,116,877	$1,462,809

7. Debt
The current material terms and conditions of debt outstanding are as follows:

Original loan amount	Interest rate	Monthly repayment	Maturity date	September 30, 2020	December 31, 2019
ACOA AIF grant (C$2,871,919)	0%	Royalties	-	$2,148,770	$2,206,208
ACOA term loan (C$337,000)	0%	C$3,120	June 2026	172,774	184,583
ACOA term loan (C$500,000)	0%	C$4,630	November 2028	363,708	384,100
Kubota Canada Ltd. (C$95,961)	0%	C$1,142	January 2025	44,446	53,533
Finance PEI term loan (C$2,717,093)	4%	C$16,313	November 2023	1,938,608	1,766,783
First Farmers Bank &Trust ($4,000,000)	5.375%	$56,832	October 2028	4,000,000	—
Total debt				$8,668,306	$4,595,207
less: debt issuance costs				(90,253)	—
less: current portion				(152,501)	(163,155)
Long-term debt				$8,425,552	$4,432,052
Estimated principal payments remaining on loan debt are as follows:

Year	AIF	ACOA	FPEI	Kubota	FFBT	Total
2020	$—	$17,396	$17,982	$2,564	$—	$37,942
2021	—	69,583	73,337	10,257	116,675	269,852
2022	—	69,583	76,325	10,257	482,306	638,471
2023	—	69,582	1,770,964	10,256	509,256	2,360,058
2024	—	69,582	—	10,257	537,276	617,115
Thereafter	2,148,770	240,756	—	855	2,354,487	4,744,868
Total	$2,148,770	$536,482	$1,938,608	$44,446	$4,000,000	$8,668,306
In response to the COVID-19 pandemic, the Company was informed by Atlantic Canada Opportunities Agency (ACOA) on March 19, 2020, that all payments to the Canadian government would be deferred for three months, commencing April 1, 2020. On June 15, 2020, the Company was informed that payments would be deferred an additional three months, recommencing October 1, 2020. On October 14, 2020, the Company was informed that payments would continue to be deferred until further notice. A revised loan amortization schedule has not yet been received from ACOA.
In 2018, the Canadian Subsidiary obtained a new loan from Finance PEI (FPEI) in the amount of C$2.0 million ($1.5 million). The loan has an interest rate of 4% and is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. On March 24, 2020, the Company was informed by FPEI that all payments would be deferred for three months due to the pandemic. On April 23, 2020, the Canadian Subsidiary received the final C$300 thousand ($221 thousand) of funds available under the loan. Payments on the loan recommenced on August 1, 2020.
On July 31, 2020, the Company’s Indiana Subsidiary obtained a $4.0 million loan from First Farmers Bank and Trust. Net proceeds were $3.9 million after deducting $90 thousand in loan settlement costs. The loan bears interest at a rate of 5.375% for the first five years. On July 31, 2025 the interest rate resets to the then US Treasury 5-year maturities rate plus 5% and remains fixed at that rate through maturity on October 1, 2028. The note requires interest only payments for the first 13 months, followed by monthly principal and interest payments of approximately $57 thousand through maturity. Proceeds from the loan may be used for the purpose of performing equipment upgrades, purchasing equipment and other improvements to the Indiana farm. The Company must comply with certain financial and non-financial covenants. The loan is also subject to certain prepayment penalties and is secured by the assets of the Indiana subsidiary and a guarantee by the Parent. The loan agreement requires the Company to maintain a $500 thousand minimum cash balance with the bank throughout the loan term. This amount is reflected as restricted cash on the balance sheet.
The Company recognized interest expense of $73 thousand and $44 thousand for the nine months ended September 30, 2020 and 2019, respectively, on its interest-bearing debt.
8. Leases
Lease expense for the nine months ended September 30, 2020 and 2019, amounted to $60 thousand and $102 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 23 years as of September 30, 2020. Lease payments included in operating cash flows totaled $63 thousand and $122 thousand for the nine months ended September 30, 2020 and 2019, respectively.

The table below summarizes the Company’s lease obligations and remaining payments at September 30, 2020:

				September 30, 2020		December 31, 2019
	Lease Type	End Date	Remaining Years	Remaining Payments	Lease Liability	Remaining Payments	Lease Liability
Maynard Office Lease	Operating	Mar 2023	2.5	$167,374	$147,541	$215,556	$186,323
Indiana Auto Lease	Operating	Feb 2021	0.4	2,368	2,034	5,999	5,533
Indiana Well Lease	Operating	Dec 2048	28.3	690,691	219,226	702,341	223,238
Total leases				$860,433	$368,801	$923,896	$415,094
Less: current portion				(84,220)	(62,627)	(85,011)	(62,286)
Long-term leases				$776,213	$306,174	$838,885	$352,808
Remaining payments under leases are as follows at September 30, 2020:

Year	Office	Auto	Well	Total
2020	$16,456	$1,211	$3,883	$21,550
2021	66,416	1,157	15,998	83,571
2022	67,602	—	16,478	84,080
2023	16,900	—	16,972	33,872
2024	—	—	17,481	17,481
Thereafter	—	—	619,879	619,879
Total Lease Payments	$167,374	$2,368	$690,691	$860,433
9. Stockholders’ equity
Recent issuances
On February 12, 2020, the Company completed a public offering of 10,350,000 Common Shares. Net proceeds to the Company were $14.5 million after deducting discounts, fees, and expenses. TS Biotechnology Holdings, which is managed by Third Security and is controlled by Randal J. Kirk, our largest shareholder, participated in this offering, purchasing 5,175,000 Common Shares for a total of approximately $7.8 million in gross proceeds.
On May 6, 2020, the Company issued 20,000 restricted common shares to a consultant. The Company recorded a charge of $41 thousand in conjunction with the share issuance.
On August 7, 2020, the Company completed a public offering of 11,000,000 Common Shares. Net proceeds to the Company were $25.8 million after deducting discounts, fees, and expenses. TS Biotechnology Holdings, which is managed by Third Security and is controlled by Randal J. Kirk, our largest shareholder, participated in this offering, purchasing 4,000,000 Common Shares for a total of approximately $10 million in gross proceeds.
On August 17, 2020, the Company issued 1,650,000 Common Shares in conjunction with the overallotment exercise by the underwriters in the August 7, 2020 offering. Net proceeds to the Company were $3.9 million after deducting discounts, fees, and expenses.
Warrants
The following table summarizes information about outstanding warrants at September 30, 2020:

	Number of warrant shares	Weighted average exercise price
Outstanding at December 31, 2019	1,662,304	$3.25
Exercised	(161,242)	3.25
Outstanding at September 30, 2020	1,501,062	$3.25
Exercisable at September 30, 2020	1,501,062	$3.25
During the nine months ended September 30, 2020, the Company issued 161,242 Common Shares at $3.25 per share in conjunction with the exercise of warrants, with total proceeds of $524 thousand.

Share-based compensation
At September 30, 2020, the Company has reserved 1,658,315 shares of common stock issuable upon the exercise of outstanding stock options and future issuances under its 2006 and 2016 Equity Incentive Plans.
Restricted stock
A summary of the Company’s shares of restricted stock as of September 30, 2020, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2019	39,900	$2.31
Granted	100,319	1.88
Vested	(61,894)	2.10
Balance at September 30, 2020	78,325	$1.92
During the nine months ended September 30, 2020 and 2019, the Company expensed $160 thousand and $279 thousand, respectively, related to the restricted stock awards. At September 30, 2020, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $121 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.5 years.
Stock options
The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	573,925	$4.94
Issued	104,458	1.99
Expired	(14,835)	11.62
Outstanding at September 30, 2020	663,548	$4.33
Exercisable at September 30, 2020	587,738	$4.64
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
The weighted average fair value of stock options granted during the nine months ended September 30, 2020, was $1.49.
The total intrinsic value of all options outstanding was $1.2 million and $1 thousand at September 30, 2020, and December 31, 2019, respectively. The total intrinsic value of exercisable options was $1 million at September 30, 2020, and $1 thousand at December 31, 2019, respectively.
The following table summarizes information about options outstanding and exercisable at September 30, 2020:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average exercise price of outstanding and exercisable options
$1.88 - $2.50	531,519	8.5	455,709
$3.30 - $6.90	37,139	1.8	37,139
$7.50 - $10.80	21,303	3.6	21,303
$14.20 - $23.40	73,587	5.6	73,587
	663,548		587,738	$4.64
Total share-based compensation on stock options amounted to $224 thousand and $374 thousand for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $111 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.7 years.
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
11. Subsequent Events
Department of Fisheries and Oceans Loan
The Canadian Subsidiary has been approved for a loan from the Department of Fisheries and Oceans in Canada. The loan amount is for C$1.9 million ($1.4 million), the interest rate is 0% and monthly repayments of C$16,865 ($12,650) will commence in March 2023 for a term of 9.5 years. Proceeds will be used to complete construction on the Canadian Subsidiary’s broodstock facility at its Rollo Bay site.
Special Shareholder Meeting
The Company has filed a preliminary Proxy Statement for a special Shareholder Meeting to seek approval for an increase in the number of authorized shares of common stock from 50 million to 80 million shares. The Special Shareholder Meeting is to be held on November 19, 2020.

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
We have experienced delays in capital projects due to the pandemic, including a delay in the completion of the processing facility at the Indiana farm. The delay in the completion of this project is expected to continue into the fourth quarter of 2020 and we are therefore utilizing third party alternatives for fish processing in the interim. We have also seen a reduction in the market price for Atlantic salmon due to the pandemic’s impact on demand in the food service sector. This has had a negative impact on our revenue and inventory value and is likely to continue for the near-term.
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
Revenue
We currently generate product revenue through the sales of our conventional Atlantic salmon, salmon eggs, fry, and byproducts. We expect that our sales will be modest and infrequent in the near-term as we slowly build our sales and distribution supply chain for our Indiana and Rollo Bay farm sites and as we deal with the supply chain disruption from the COVID-19 pandemic.
In the future, we believe that our revenue will depend upon the number of countries in which we have received regulatory approval for the sale of our AquAdvantage salmon, the number and capacity of grow-out farms we have in operation, and the market acceptance we achieve.
Production Costs
Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; an application of overhead; and the cost to process and ship our products to customers. A portion of production costs are absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish in process. As our farms in Indiana and Rollo Bay ramp up their production activity, the costs that are not absorbed into inventory are classified as other production costs. As of September 30, 2020, we had forty-one employees engaged in production activities.
Sales and Marketing Expenses
Our sales and marketing expenses currently include consulting fees for market-related activities. As of September 30, 2020, we had no employees dedicated to sales and marketing.

Research and Development Expenses
As of September 30, 2020, we employed seventeen scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:
•salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;
•fees paid to contract research organizations and consultants who perform research for us;
•costs related to laboratory supplies used in our research and development efforts; and
•costs related to the operation of our field trials.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory compliance, rent and utilities, insurance, and legal service. We had thirteen employees in our general and administrative group at September 30, 2020.
Other Income (Expense)
Interest expense includes the interest on our outstanding loans and amortization of debt issuance costs. Other income (expense) includes bank charges, fees, interest income, and miscellaneous gains or losses on asset disposals.
Results of Operations
Comparison of the three months ended September 30, 2020, to the three months ended September 30, 2019.
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2020	2019
	(unaudited)
Product revenue	$68	$—	$68	100%

Operating expenses:
Production costs	1,356	846	510	60%
Sales and marketing	144	206	(62)	(30)%
Research and development	458	447	11	2%
General and administrative	1,723	1,500	223	15%
Operating loss	3,613	2,999	614	20%
Total other (income) expense	37	19	18	95%
Net loss	$3,650	$3,018	$632	21%
Product Revenue
Product revenue for the three months ended September 30, 2020 consisted of conventional Atlantic salmon and eggs. There was no product revenue for the three months ended September 30, 2019. We expect our sales will be modest in the near-term as we build our customer base while dealing with the production and market disruption from the COVID-19 pandemic.
Production Costs
Production costs for the three months ended September 30, 2020, were up from the corresponding period in 2019, due to production cost increases related to increasing fish biomass at the Indiana and Rollo Bay farms as they continue their ramp-up.
Costs for the current period also include a $403 thousand charge to reduce the value of fish in process inventory at the Indiana farm to reflect the reduction in the Net Realizable Value due to a reduction in the market price and demand for conventional Atlantic salmon.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2020, were down from the corresponding period in 2019 due to a decrease in personnel, offset by an increase in charges related to the commencement of marketing activities for our salmon. We expect that our sales and marketing expenses will increase as we increase sales of our fish.

Research and Development Expenses
Research and development expenses for the three months ended September 30, 2020, were slightly up from the corresponding period in 2019 due to increased personnel costs, offset by a decrease in outside contract service fees. We expect that our research and development expenses will increase as we expand our broodstock capacity, commence new field trials, and continue to pursue regulatory approval for additional products and additional markets.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2020, were up from the corresponding period in 2019 due to an increase in personnel associated compensation, regulatory legal fees associated with the FDA legal challenge, and corporate costs, offset by decreases in travel and stock compensation charges. We expect that our general and administrative expenses will fluctuate based on our legal fees associated with the FDA legal challenge.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges, gain on disposal of equipment and interest income for the three months ended September 30, 2020, and interest on debt, bank charges, and interest income for the three months ended September 30, 2019.
Comparison of the nine months ended September 30, 2020, to the nine months ended September 30, 2019.
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar Change	% Change
	2020	2019
	(unaudited)
Product revenue	$77	$140	$(63)	(45)%

Operating expenses:
Production costs	3,239	2,650	589	22%
Sales and marketing	332	382	(50)	(13)%
Research and development	1,663	1,923	(260)	(14)%
General and administrative	5,053	4,960	93	2%
Operating loss	10,210	9,775	435	4%
Total other (income) expense	74	34	40	118%
Net loss	$10,284	$9,809	$475	5%
Product Revenue
Product revenue for the nine months ended September 30, 2020 consisted of conventional Atlantic salmon, fry and eggs. For the comparative period in 2019, revenue included the sale of AquAdvantage salmon from our Panama demonstration farm.
Production Costs
Production costs for the nine months ended September 30, 2020, were up from the corresponding period in 2019, due to production cost increases related to increasing fish biomass at the Indiana and Rollo Bay farms as they continue their ramp-up.
Costs for the current period also include a $719 thousand charge to reduce the value of the fish in process inventory at the Indiana farm to reflect the reduction in the Net Realizable Value due to a reduction in the market price and demand for Atlantic salmon due to the impact of COVID-19 on the food service industry.
Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2020, were down from the corresponding period in 2019 due to a decrease in personnel cost, offset by an increase in charges related to the commencement of marketing activities for our salmon.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2020, were down from the corresponding period in 2019 due to lower field trial costs, primarily related to the closing of our demonstration farm in Panama, and lower personnel costs, offset by an increase in outside contract service fees.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2020, were up slightly from the corresponding period in 2019 due to an increase in personnel costs, regulatory legal fees associated with the FDA legal challenge, and outside consulting fees, offset by a decrease in travel and stock compensation charges.
Total Other (Income) Expense
Total other (income) expense is comprised of interest on debt, bank charges a gain on disposal of equipment and interest income for the nine months ended September 30, 2020, and interest on debt, bank charges, and interest income for the nine months ended September 30, 2019.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Net cash provided by (used in):
Operating activities	$(10,585)	$(8,288)
Investing activities	(1,545)	(1,816)
Financing activities	48,840	13,511
Effect of exchange rate changes on cash	(19)	16
Net increase (decrease) in cash	$36,691	$3,423
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2020, was primarily comprised of our $10.3 million net loss, offset by non-cash depreciation and stock compensation charges of $1.5 million, and increased by working capital uses of $1.8 million. Net cash used in operating activities during the nine months ended September 30, 2019, was primarily comprised of our $9.8 million net loss, offset by non-cash depreciation and stock compensation charges of $1.6 million, and increased by working capital uses of $61 thousand.
Spending on operations increased due to increases in production activities at our Rollo Bay and Indiana farm sites, offset by lower field trial costs related to our demonstration farm in Panama and travel. Cash used by working capital increased in the current period and was due primarily to an increase in inventory and prepaid expenses, offset by an increase in accounts payable and accrued liabilities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2020, we used $2.6 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $100 thousand in proceeds from the sale of equipment and $1 million in net proceeds from a legal settlement. During the same period in 2019, we used $1.8 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $9 thousand in proceeds from the sale of equipment.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, we received approximately $44 million in net proceeds from the issuance of Common Shares in two public offerings, $524 thousand from the exercise of warrants, and $4.2 million from new debt. This was offset by $50 thousand in the repayment of debt. During the same period in 2019, we received approximately $12.4 million in net proceeds from the issuance of Common Shares in a public offering, $272 thousand from the exercise of warrants, and $901 thousand from new debt. This was offset by $57 thousand in the repayment of debt.
Future Capital Requirements
As discussed in Note 2 to the financial statements, the Company has experienced net losses and negative cash flows from operations since its inception and has cumulative losses attributable to common stockholders of $142.4 million and a cash balance of $39.5 million as of September 30, 2020. Management believes its current cash balance, along with the expected revenues from its farms will meet the Company’s cash requirements for at least the next twelve months from the filing date. Management also has the discretion to reduce spending and delay capital projects if necessary, in order to preserve cash.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At September 30, 2020, and December 31, 2019, we had $5.8 million and $1.8 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates for the next five years, at which point one outstanding loan will have a one-time rate reset for the remainder of its term.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2020, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(g) and 15d-15(f)) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
Lawsuit Against the FDA Approval of AquAdvantage Salmon
On March 30, 2016, a coalition of non-governmental organizations filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage salmon. Subsequently, the Fish and Wildlife Service was dismissed from the case, and we joined the case as an intervenor to protect our interests. The coalition, including the Center for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate bioengineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage salmon could escape and threaten endangered wild salmon stocks. The court issued an initial ruling that the FDA has statutory authority to regulate bioengineered animals. The substantive briefing on the specific challenge to the FDA’s approval of the original AquAdvantage salmon NADA has been completed and oral arguments on this part of the case concluded in August 2020. We are waiting for a ruling from the court.
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
Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed on March 10, 2020, and our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020, which was filed on August 6, 2020, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. You should carefully review the risks involved and those described in our Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and in other reports we file with the Securities and Exchange Commission in evaluating our business.
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
Global health concerns like the coronavirus pandemic could in themselves result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, including salmon in the institutional sales chain that includes restaurants, has fallen, with a resulting drop in the prices for those goods and services. We have been impacted by the reduction in food service demand for salmon due to the pandemic in the form of significantly lower than expected sales and a reduction in the value of our inventory. In response to the COVID-19 pandemic, we have provided our administrative employees with the option to work remotely, and we have limited the number of staff in any given area of our farm sites. We have also implemented policies and procedures at our farms to react to any outbreak of the virus.
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
Although we have over two decades of experience in successfully raising Atlantic salmon in land-based systems, we have only begun to produce them at commercial scale. Our business plans depend on our ability to increase our production capacity through the development of larger farms. We have limited experience constructing, ramping up, and managing such large, commercial-scale facilities, and we may not have anticipated all of the factors that could affect our production, harvest, sale, and delivery of salmon at such a scale. For example, our salmon may not perform as expected when raised at very large commercial scale, we may encounter operational challenges for which we are unable to identify a workable solution, control deficiencies may surface, our vendors may experience capacity constraints, or our production cost and timeline projections may prove to be inaccurate. Any of these could decrease process efficiency, create delays, and increase our costs. We are also subject to volatility in market demand and prices, such as the disruption to the salmon market and the resulting reduction in market prices for salmon caused by the COVID-19 pandemic.
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
Based solely on a Schedule 13D/A filed on August 13, 2020, by Randal J. Kirk; Third Security; TS AquaCulture LLC (“TS AquaCulture”); and TS Biotechnology Holdings, LLC (“TS Biotechnology”), TS AquaCulture owns 8,239,199 shares of our common stock, or approximately 18.3% of our outstanding shares, and TS Biotechnology owns 9,175,000 shares of our common stock, or approximately 20.4% of our outstanding shares. In addition, entities controlled by Mr. Kirk, including Third Security and its affiliates other than TS AquaCulture and TS Biotechnology, currently hold 837,554 shares of our common stock, or approximately 1.9% of our outstanding shares. TS AquaCulture and TS Biotechnology are managed by Third Security, and TS AquaCulture is successor-in-interest to Precigen under the Relationship Agreement. See “Related-Party Transactions, Policies, and Procedures-Relationship Agreement with TS AquaCulture.” Further, Alana D. Czypinski, a member of the Company’s Board of Directors, is married to Randal J. Kirk and has reported that she owns 3,249 shares of our common stock, which includes 1,090 shares of common stock underlying outstanding stock options that are or will be immediately exercisable within 60 days of September 30, 2020 in her own name, which is less than one percent of our outstanding shares. Based on these holdings, Mr. Kirk, Third Security’s Chief Executive Officer and Senior Managing Director, and Ms. Czypinski have each reported control over approximately 40.6% of our outstanding shares. Mr. Kirk and Ms. Czypinski each disclaim beneficial ownership of the shares owned directly by the other, and Ms. Czypinski disclaims beneficial ownership of the shares deemed beneficially owned by Mr. Kirk, other than those that she owns directly.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*†
Loan and Security Agreement by and between AquaBounty Farms Indiana LLC and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36426) filed on August 6, 2020).

10.2*
Term Note granted by AquaBounty Farms Indiana LLC in favor of First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36426) filed on August 6, 2020).

10.3*
Mortgage, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement granted by AquaBounty Technologies, Inc. in favor of First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36426) filed on August 6, 2020).

10.4*
Guarantor Security Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36426) filed on August 6, 2020).

10.5*
Unconditional and Continuing Secured Guaranty Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36426) filed on August 6, 2020).

10.6*
Collateral Access Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36426) filed on August 6, 2020).

10.7*
Unconditional and Continuing Guaranty Agreement by and between AquaBounty Farms, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36426) filed on August 6, 2020).

10.8*
Environmental Indemnity Agreement by and among AquaBounty Technologies, Inc., AquaBounty Farms Indiana LLC, and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36426) filed on August 6, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*    Previously filed
† Schedules, exhibits, and similar supporting attachments or agreements to the Loan and Security Agreement are omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
+ The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

November 3, 2020	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

November 3, 2020	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)