Form 10-Q
period 2021-03-31
AquaBounty Technologies, Inc.
filed 2021-05-04
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-36426

____________

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

Yes  ☐    No  ☒

At May 3, 2021, the registrant had 71,022,426 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	As of
	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$210,899,434	$95,751,160
Inventory	2,106,473	1,525,377
Prepaid expenses and other current assets	470,961	405,370
Total current assets	213,476,868	97,681,907

Property, plant and equipment, net	27,904,874	26,930,338
Right of use assets, net	327,386	341,997
Intangible assets, net	242,120	245,546
Restricted cash	500,000	500,000
Other assets	84,685	76,715
Total assets	$242,535,933	$125,776,503

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$1,555,066	$1,760,103
Other current liabilities	62,765	62,483
Current debt	378,791	259,939
Total current liabilities	1,996,622	2,082,525

Long-term lease obligations	274,232	290,327
Long-term debt	8,622,436	8,528,490
Total liabilities	10,893,290	10,901,342

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 80,000,000 shares authorized;
70,983,145 (2020: 55,497,133) shares outstanding	70,983	55,497
Additional paid-in capital	384,459,964	263,629,116
Accumulated other comprehensive loss	(187,219)	(267,258)
Accumulated deficit	(152,701,085)	(148,542,194)
Total stockholders' equity	231,642,643	114,875,161

Total liabilities and stockholders' equity	$242,535,933	$125,776,503

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Product revenues	$74,372	$6,753

Costs and expenses
Product costs	1,554,655	841,434
Sales and marketing	318,635	50,788
Research and development	500,620	568,762
General and administrative	1,785,510	1,637,190
Total costs and expenses	4,159,420	3,098,174

Operating loss	(4,085,048)	(3,091,421)

Other income (expense)
Interest expense	(78,804)	(17,045)
Other income (expense), net	4,961	(1,152)
Total other income (expense)	(73,843)	(18,197)

Net loss	$(4,158,891)	$(3,109,618)

Other comprehensive income (loss):
Foreign currency translation income (loss)	80,039	(381,985)
Total other comprehensive income (loss)	80,039	(381,985)

Comprehensive loss	$(4,078,852)	$(3,491,603)

Basic and diluted net loss per share	$(0.06)	$(0.11)
Weighted average number of common shares -
basic and diluted	64,550,920	27,116,754

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2019	21,635,365	$21,635	$156,241,363	$(360,160)	$(132,142,209)	$23,760,629
Net loss					(3,109,618)	(3,109,618)
Other comprehensive income (loss)				(381,985)		(381,985)
Issuance of common stock, net of expenses	10,350,000	10,350	14,511,354			14,521,704
Share based compensation	100,319	101	205,252			205,353
Balance at March 31, 2020	32,085,684	32,086	170,957,969	(742,145)	(135,251,827)	34,996,083

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2020	55,497,133	$55,497	$263,629,116	$(267,258)	$(148,542,194)	$114,875,161
Net loss					(4,158,891)	(4,158,891)
Other comprehensive income (loss)				80,039		80,039
Cashless exercise of options for common stock	4,354	4	(4)			—
Issuance of common stock, net of expenses	14,950,000	14,950	119,105,487			119,120,437
Exercise of warrants for common stock	491,133	491	1,595,691			1,596,182
Share based compensation	40,525	41	129,674			129,715
Balance at March 31, 2021	70,983,145	70,983	384,459,964	(187,219)	(152,701,085)	231,642,643

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(4,158,891)	$(3,109,618)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	422,185	347,859
Share-based compensation	129,715	205,353
Other non-cash charge	4,203	—
Changes in operating assets and liabilities:
Inventory	(577,154)	(610,200)
Prepaid expenses and other assets	(63,966)	(107,922)
Accounts payable and accrued liabilities	(274,486)	339,818
Net cash used in operating activities	(4,518,394)	(2,934,710)

Investing activities
Purchase of property, plant and equipment	(1,208,183)	(691,351)
Proceeds from sale of asset held for sale	—	98,000
Proceeds from legal settlement, net	—	1,014,008
Other investing activities	(11,010)	(1,307)
Net cash (used in) provided by investing activities	(1,219,193)	419,350

Financing activities
Proceeds from issuance of debt	187,120	—
Repayment of term debt	(38,885)	(39,391)
Proceeds from the issuance of common stock, net	119,120,437	14,521,704
Proceeds from the exercise of stock options and warrants, net	1,596,182	—
Net cash provided by financing activities	120,864,854	14,482,313

Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,007	(15,951)
Net change in cash, cash equivalents and restricted cash	115,148,274	11,951,002
Cash, cash equivalents and restricted cash at beginning of period	96,251,160	2,798,744
Cash, cash equivalents and restricted cash at end of period	$211,399,434	$14,749,746

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$210,899,434	$14,749,746
Restricted cash	500,000	—
Total cash, cash equivalents and restricted cash	$211,399,434	$14,749,746

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$73,685	$17,045
Property and equipment included in accounts payable and accrued liabilities	$82,068	$257,884

See accompanying notes to these unaudited interim consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the consolidated financial statements

For the three months ended March 31, 2021 and 2020 (unaudited)

1. Nature of business and organization

AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm-raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional salmon. In 2015, the Parent obtained approval from the US Food and Drug Administration (the “FDA”) for the production and sale of its AquAdvantage salmon product in the United States and in 2016, the Parent obtained regulatory approval from Health Canada for the production and sale of its AquAdvantage salmon product in Canada.

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

The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2020. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2021, and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Liquidity

In February 2021, the Company completed an equity raise with net proceeds of $119.1 million and has $210.9 million in cash and cash equivalents as of March 31, 2021. While the Company has experienced net losses and negative cash flows from operations since inception, management believes that it has sufficient cash to meet the Company's requirements for at least the next twelve months from the filing date. However, until such time as the Company reaches profitability, it may require additional financing to fund its operations and execute its business plan.

Inventories

Inventories are mainly comprised of feed, eggs, fish in process and packaging materials. Fish in process inventory is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques.

The Company measures inventory at the lower of cost or net realizable value (NRV). The NRV calculation contains various estimates and assumptions in regard to the calculation of the biomass, including expected yield, the market value of the biomass and estimated costs of completion and transportation. As of March 31, 2021, the NRV of the Company’s conventional salmon biomass was valued at $0 as a result of its decision to harvest and donate this fish. The NRV of the Company’s AquAdvantage salmon biomass was valued at $1.8 million.

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

At March 31, 2021, the Company had 1,141,847 potentially dilutive securities outstanding, consisting of 457,722 warrants and 684,125 stock options.

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

COVID-19

The COVID-19 pandemic continues to spread throughout the United States and the world, and now includes several variants of the virus. Because infections of this virus and the incidences of the disease it causes, certain national, provincial, state, and local governmental authorities in the United States and Canada have issued, and continue to update, proclamations and directives aimed at minimizing the spread of the virus. These directives currently remain in effect and the Company is monitoring their status.

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

To date, the Company’s farm operations have not been materially affected by the pandemic, although management has made modifications to biosecurity procedures and the farm sites to adapt to local requirements and to provide a safe work environment. The Company’s current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at the Company’s facilities. To the extent possible, work-from-home is utilized for employees that do not have fish care responsibilities.

The Company experienced delays in capital projects due to the pandemic, including, but not limited to, a six-month delay in the completion of the processing facility at the Indiana farm, which did not become operational until November 2020. Management utilized third party alternatives for fish processing during the delay. During Q1 2021, project delays were limited to extended lead-times on equipment purchases. However, the Company could experience delays on purchases of capital equipment and supplies and other materials required in its operations due to vendor shortages or it could be impacted by transportation or other supply chain disruptions to its partners or customers.

The Company has been primarily impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had and continues to have a negative impact on revenue and inventory value, as the company is not yet an established vendor and customers have been reluctant to add a new supplier during a period of depressed demand. Consequently, in December 2020, the Company made the decision to donate substantially all of the conventional salmon to local food charities, which are experiencing unprecedented need during the pandemic. This decision was made to ease the capacity constraints at the Indiana farm to provide space for the growing biomass of AquAdvantage salmon. The donation program commenced in February 2021 and is expected to be completed in May 2021, though the Company is exploring the possibility of continuing the donation program for fish that do not meet customer specifications.

Management expects the financial impact of the pandemic to continue through at least the first half of 2021, as the industry waits for the roll-out of COVID-19 vaccines and the subsequent reopening of the food service sector. Any financial impact beyond the near-term cannot be reasonably estimated at this time but may have a material adverse impact on the Company’s business, financial condition, and results of operations in 2021.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and certificates of deposit. This risk is mitigated by the Company’s policy of investing in financial instruments with short-term maturities issued by highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $83 thousand at March 31, 2021.

4. Inventory

Major classifications of inventory are summarized as follows:

	March 31, 2021	December 31, 2020
Feed	$234,804	244,311
Eggs and fry	57,175	54,929
Packaging	4,422	6,452
Fish in process, net	1,810,072	1,219,685
Inventory, net	$2,106,473	1,525,377

5. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	March 31, 2021	December 31, 2020
Land	$728,316	$724,785
Building and improvements	14,214,666	14,048,917
Construction in process	3,887,384	3,212,287
Equipment	14,380,752	13,819,210
Office furniture and equipment	217,246	202,596
Vehicles	29,044	28,700
Total property and equipment	$33,457,408	$32,036,495
Less accumulated depreciation and amortization	(5,552,534)	(5,106,157)
Property, plant and equipment, net	$27,904,874	$26,930,338

Included in construction in process is $2.1 million for construction related to the Rollo Bay farm site and renovations to the Fortune Bay hatchery, $1.2 million for construction related to the Indiana farm site, and $583 thousand related to design work for a new 10,000 metric ton farm. An additional $1.2 million has been committed to these projects.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities include the following:

	March 31, 2021	December 31, 2020
Accounts payable	$644,459	$799,888
Accrued payroll including vacation	520,162	583,301
Accrued professional fees and contract services	246,968	278,165
Accrued construction costs	141,767	86,052
Accrued taxes and other	1,710	12,697
Accounts payable and accrued liabilities	$1,555,066	$1,760,103

7. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	March 31, 2021	December 31, 2020
ACOA AIF Grant	0%	Royalties	-	$2,280,591	$2,253,595
ACOA term loan #1	0%	C$3,120	Feb 2027	175,941	181,203
ACOA term loan #2	0%	C$4,630	Sep 2029	374,990	381,451
Kubota Canada Ltd	0%	C$1,142	Jan 2025	41,730	43,925
PEI Finance term loan	4%	C$16,313	Nov 2023	2,020,523	2,014,321
DFO term loan	0%	C$2,091	Aug 2032	189,313	—
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	4,000,000	4,000,000
Total debt				$9,083,088	$8,874,495
less: debt issuance costs				(81,861)	(86,066)
less: current portion				(378,791)	(259,939)
Long-term debt, net				$8,622,436	$8,528,490

Estimated principal payments remaining on loan debt are as follows:

	AIF	ACOA	FPEI	Kubota	DFO	FFBT	Total
2021	$—	$55,388	$56,441	$8,165	$—	$116,675	$236,669
2022	—	73,851	78,313	10,886	—	482,306	645,356
2023	—	73,852	1,885,769	10,886	16,606	509,256	2,496,369
2024	—	73,851	—	10,886	19,928	537,276	641,941
2025	—	73,851	—	907	19,928	567,735	662,421
Thereafter	2,280,591	200,138	—	—	132,851	1,786,752	4,400,332
Total	$2,280,591	$550,931	$2,020,523	$41,730	$189,313	$4,000,000	$9,083,088

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with DFO's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On February 25, 2021, the Canadian Subsidiary borrowed C$238,400 ($187,120) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in March 2023, with maturity in August 2032.

The Company recognized interest expense of $79 thousand and $17 thousand for the three months ended March 31, 2021 and 2020, respectively, on its interest-bearing debt.

8. Leases

Lease expense for the three months ended three months ended March 31, 2021 and 2020, amounted to $22 thousand and $20 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 23 years as of March 31, 2021. Lease payments included in operating cash flows totaled $22 thousand and $21 thousand for the three months ended March 31, 2021 and 2020, respectively.

The table below summarizes the Company’s lease obligations and remaining payments at March 31, 2021:

				March 31, 2021		December 31, 2020
	Lease	Lease	Remaining	Remaining	Lease	Remaining	Lease
	Type	Term	Years	Payments	Liability	Payments	Liability

Maynard Office Lease	Operating	Mar 2023	1.92	134,463	120,384	150,918	134,099
Indiana Auto Lease	Operating	Feb 2021		-	-	1,157	821
Indiana Well Lease	Operating	Dec 2048	27.69	682,809	216,613	686,809	217,890
Total				817,272	336,997	838,884	352,810
Less: current portion				(82,979)	(62,765)	(83,571)	(62,483)
Long-term leases				$ 734,293	$ 274,232	$ 755,313	$ 290,327

Remaining payments under leases are as follows at March 31, 2021:

Year	Office	Well	Amount
2021	49,960	11,999	61,959
2022	67,602	16,478	84,080
2023	16,901	16,972	33,873
2024	-	17,481	17,481
2025	-	18,006	18,006
Thereafter	-	601,873	601,873
Total Lease Payments	134,463	682,809	817,272

9. Stockholders’ equity

Recent issuances

On February 8, 2021, the Company completed a public offering of 14,950,000 Common Shares for net proceeds of approximately $119.1 million.

Warrants

The following table summarizes information about outstanding warrants at March 31, 2021:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	948,855	$3.25
Issued	—	-
Exercised	(491,133)	3.25
Expired	—	-
Outstanding at March 31, 2021	457,722	3.25
Exercisable at March 31, 2021	457,722	3.25

During the three months ended March 31, 2021, the Company issued 491,133 Common Shares at $3.25 per share in conjunction with the exercise of warrants, with total proceeds of $1.6 million. All remaining warrants have an expiration date of January 17, 2023.

Share-based compensation

At March 31, 2021, the Company has reserved 1,591,453 Common Shares issuable upon the exercise of outstanding stock options and future issuances under its 2006 and 2016 Equity Incentive Plans.

Restricted stock

A summary of the Company’s restricted Common Shares as of March 31, 2021, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2020	72,653	$1.90
Granted	40,525	6.72
Vested	(43,822)	3.27
Balance at March 31, 2021	69,356	$3.85

During the three months ended March 31, 2021 and 2020, the Company expensed $107 thousand and $84 thousand, respectively, related to the restricted stock awards. At March 31, 2021, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $260 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 3 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	657,414	$4.28
Granted	48,914	6.72
Exercised	(16,667)	6.90
Expired	(5,536)	6.90
Outstanding at March 31, 2021	684,125	$4.37
Exercisable at March 31, 2021	586,746	$4.39

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested daily over one to three years and are exercisable for a term of ten years from the date of issuance.

The fair values of stock option grants to employees and members of the Board of Directors during 2021 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

March 2021
Expected volatility	111%
Risk free interest rate	0.80%
Expected dividend yield	0%
Expected life (in years)	5

The weighted average fair value of stock options granted during the three months ended March 31, 2021, was $5.31.

The total intrinsic value of all options outstanding was $2.4 million and $3.6 million at March 31, 2021, and December 31, 2020, respectively. The total intrinsic value of exercisable options was $2.1 million and $3.2 million at March 31, 2021 and December 31, 2020, respectively.

The following table summarizes information about options outstanding and exercisable at March 31, 2021:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable	Weighted average price of outstanding and exercisable options
$1.88 - $2.50	531,519	8.0	481,470
$3.30 - $6.72	60,516	8.7	13,186
$7.50 - $10.80	20,503	3.3	20,503
$14.20 - $23.40	71,587	5.0	71,587
	684,125		586,746	$4.39

Total share-based compensation on stock options amounted to $22 thousand and $121 thousand for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $324 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 3 years.

10. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

See Note 5 for commitments related to the Company’s renovation and construction costs.

The Company is subject to legal proceedings and claims arising in the normal course of business. There have been no other material changes to the commitments and contingencies disclosed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020.

11. Subsequent Events

Department of Fisheries and Oceans Loan

On April 27, 2021, the Canadian Subsidiary borrowed C$276,840 or approximately $221,470 under its DFO Term Loan (see Note 7).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 9, 2021.

Overview

We believe that we are a leader in the field of land-based aquaculture and the use of technology for improving its productivity and sustainability. Our lead product is the AquAdvantage salmon, which received FDA approval in 2015 as the first bioengineered animal available for sale for human consumption. We have commenced commercial activities with operations in the United States and Canada where we have received regulatory approval. We are actively engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

COVID-19

The COVID-19 pandemic continues to spread throughout the United States and the world, and now includes several variants of the virus. Because infections of this virus and the incidences of the disease it causes, certain national, provincial, state, and local governmental authorities in the United States and Canada have issued, and continue to update, proclamations and directives aimed at minimizing the spread of the virus. These directives currently remain in effect and we are monitoring their status.

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

We experienced delays in capital projects due to the pandemic, including a six-month delay in the completion of the processing facility at our Indiana farm, which did not become operational until November 2020. We utilized third party alternatives for fish processing during the delay. During Q1 2021, project delays were limited to extended lead-times on equipment purchases. However, we may experience delays on purchases of capital equipment and supplies and other materials required in our operations due to vendor shortages or we may be impacted by transportation or other supply chain disruptions to our partners or customers.

We have been primarily impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had and continues to have a negative impact on our revenue and inventory value, as we are not yet an established vendor and customers have been reluctant to add a new supplier during a period of depressed demand. Consequently, in December 2020, we made the decision to donate substantially all of our conventional salmon to local food charities, which continue to experience unprecedented need during the pandemic. This decision was made to ease the capacity constraints at our Indiana farm to provide space for our growing biomass of AquAdvantage salmon. The donation program commenced in February 2021 and is expected to be completed in May 2021, though we are exploring the possibility of continuing the donation program for fish that do not meet customer specifications.

We expect the financial impact of the pandemic to continue through at least the first half of 2021, as the industry waits for the roll-out of COVID-19 vaccines and the subsequent reopening of the food service sector. Any financial impact beyond the near-term cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition, and results of operations in 2021.

We remain focused on maintaining a strong balance sheet, liquidity, and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to the COVID-19 pandemic.

Revenue

We currently generate product revenue through the sales of our conventional Atlantic salmon, salmon eggs, fry, and byproducts. We expect revenues in 2021 to include our AquAdvantage salmon, but that our revenues will be modest and infrequent for at least the first half of the year until the U.S. economy begins to recover from the COVID-19 pandemic and food service operations begin to return to normal capacity. In the future, we believe that our revenue will depend upon the number and capacity of grow-out farms we have in operation and the market acceptance we achieve.

Production Costs

Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; an application of overhead; and the cost to process and ship our products to customers. A portion of production costs are absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish in process. The costs that are not absorbed into inventory, as well as any valuation reserves against inventory are classified as other production costs. As of March 31, 2021, we had forty-three employees engaged in production activities.

Sales and Marketing Expenses

Our sales and marketing expenses currently include consulting fees for market-related activities. As of March 31, 2021, we had one employee dedicated to sales and marketing. We expect our sales and marketing expenses to increase as our production output and revenues grow.

Research and Development Expenses

As of March 31, 2021, we employed fifteen scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of AquAdvantage salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;

•fees paid to contract research organizations and consultants who perform research for us;

•costs related to laboratory supplies used in our research and development efforts; and

•costs related to the operation of our field trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal service. We had fifteen employees in our general and administrative group at March 31, 2021.

Other Income (Expense)

Interest expense includes the interest on our outstanding loans and amortization of debt issuance costs. Other income (expense) includes bank charges, fees, interest income, and miscellaneous gains or losses on asset disposals.

Results of Operations

Comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
	(unaudited)
Product revenue	$74	$7	67	957%
Operating expenses:
Product costs	1,555	842	713	85%
Sales and marketing	319	51	268	525%
Research and development	500	569	(69)	(12)%
General and administrative	1,785	1,637	148	9%
Operating loss	4,085	3,092	993	32%
Total other expense	74	18	56	311%
Net loss	$4,159	$3,110	1,049	34%

Product Revenue

Product revenue for the three months ended March 31, 2021 consisted of conventional Atlantic salmon fry and eggs. Product revenue for the three months ended March 31, 2020 consisted of conventional Atlantic salmon fry.

Production Costs

Production costs for the three months ended March 31, 2021, were up from the corresponding period in 2020, due to production cost increases related to increasing fish biomass at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2021, were up from the corresponding period in 2020 due to an increase in promotional expenses related to marketing activities for our salmon. Costs for the current period also include a $174 thousand charge related to the donation program of conventional Atlantic salmon to local food charities.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021, were slightly down from the corresponding period in 2020 due a decrease in outside contract service fees, partly offset by increased personnel costs. During the current period, research activities included feed nutrition trials, discovery research in salmon immunology and work on a genome study to identify genes associated with economically important traits in salmon.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021, were up from the corresponding period in 2020 due to an increase in outside consulting and advisory fees, partly offset by decreases in travel, legal fees, stock compensation charges and personnel costs.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended March 31, 2021, and 2020.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,		Dollar	%
	2021	2020	Change	Change
	(unaudited)
Net cash provided by (used in):
Operating activities	$(4,518)	$(2,935)	(1,583)	54%
Investing activities	(1,219)	422	(1,641)	(389)%
Financing activities	120,865	14,483	106,382	735%
Effect of exchange rate changes on cash	21	(19)	40	(211)%
Net increase in cash	$115,149	$11,951	103,198	864%

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 was primarily comprised of our $4.2 million net loss, offset by non-cash depreciation and stock compensation charges of $552 thousand and increased by working capital uses of $911 thousand. Net cash used in operating activities during the three months ended March 31, 2020 was primarily comprised of our $3.1 million net loss, offset by non-cash depreciation and stock compensation charges of 553 thousand, and increased by working capital uses of $378 thousand.

Spending on operations increased due to increases in production activities at our Rollo Bay and Indiana farm sites and outside consulting and advisory fees. Cash used by working capital increased in the current period and was due to an increase in inventory and receivables and a decrease in accounts payable and accrued liabilities, offset by a decrease in prepaid expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2021, we used $1.2 million for renovations to our Indiana farm site, construction charges at our Rollo Bay farm site and renovations at our Fortune Bay hatchery, $41 thousand on deposits on equipment purchases, and $11 thousand on capitalized software. During the same period in 2020, we used $691 thousand for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $98 thousand in proceeds from the sale of equipment and $1.0 million in net proceeds from a legal settlement.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, we received approximately $119.1 million in net proceeds from the issuance of Common Shares in a public offering, $1.6 million from the exercise of warrants, and $187 thousand from new debt. This was offset by $39 thousand in the repayment of debt. During the same period in 2020, we received approximately $14.5 million in net proceeds from the issuance of Common Shares in a public offering. This was offset by $39 thousand in the repayment of debt.

Future Capital Requirements

In February 2021, we completed an equity raise with net proceeds of $119.1 million and have $210.9 million of cash and cash equivalents as of March 31, 2021. While we have experienced net losses and negative cash flows from operations since inception, we believe that we have sufficient cash to meet our requirements for at least the next twelve months from the filing date.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

There have been no material changes to these estimates, or the policies related to them, during the three months ended March 31, 2021. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following sections provide quantitative information on our exposure to interest rate risk and foreign currency exchange risk. We make use of sensitivity analyses, which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At March 31, 2021, and December 31, 2020, we had $6.0 million in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers Bank and Trust, which has a rate reset in July 2025.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2021, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Lawsuit Against the FDA Approval of AquAdvantage Salmon

On March 30, 2016, a coalition of non-governmental organizations filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage salmon. Subsequently, the Fish and Wildlife Service was dismissed from the case, and AquaBounty joined the case as an intervenor to protect AquaBounty’s interests. The coalition, including the Center for Food Safety and Friends of the Earth, claimed that the FDA had no statutory authority to regulate bioengineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage salmon could escape and threaten endangered wild salmon stocks. In December 2019 the court found that FDA had authority/jurisdiction over genetically engineered animals, and in November 2020, the judge remanded the Environmental Assessment (the approval) to FDA on National Environmental Protection Act (NEPA) and Endangered Species Act (ESA) grounds. In December 2020, the plaintiffs filed a motion to alter or amend the judgment. In February 2021, the judge denied that motion. In April 2021, FDA/US Department of Justice filed a notice of appeal relating to several claims in the case, but subsequently withdrew the appeal, and the date to file appeals in the case has expired. The court decision from the Northern District of California does not have a current business impact on AquaBounty’s egg production in Prince Edward Island, Canada, AquaBounty’s salmon production in Albany, Indiana or AquaBounty’s sales of its fish.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 9, 2021, there are a number of risks factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. You should carefully review the risks described below and those described in our Annual Report on Form 10-K, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission, in evaluating our business. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below, elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” for information relating to these forward-looking statements.

Risks Relating to our Business and Operations

We have a history of net losses and will likely incur future losses and may not achieve or maintain profitability.

In the period from incorporation to March 31, 2021, we have incurred cumulative net losses of approximately $153 million. These losses reflect our personnel, research and development, production and marketing costs. We have constructed a 250-metric-ton annual capacity production facility in Rollo Bay and in 2017 we acquired a facility in Indiana, which has undergone renovations to increase its annual capacity to 1,200 metric tons. We expect revenues to be modest and infrequent for at least the first half of 2021 until the U.S. economy begins to recover from the COVID-19 pandemic and food service operations begin to return to normal capacity. However, our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable.

We may need substantial additional capital in the future in order to fund our business plans.

To date we have not generated any profit and expect to incur losses for the foreseeable future and may never become profitable. Therefore, based on our current business plan, we may need to raise further funds. Any issuance of shares of our common stock could have an effect of depressing the market price of shares of our common stock through dilution of earnings per share or otherwise. The amount and timing of the expenditures needed to achieve our commercialization plans, including the construction of four to five new, land-based RAS farms at a cost that could exceed $175 million each, will depend on numerous factors, some of which are outside our control. Changes in our plans could also result in the need for additional funds.

We may have limited success in gaining consumer acceptance of our products.

There is an active and vocal group of opponents to genetically engineered products who wish to ban or restrict the technology and who, at a minimum, hope to sway consumer perceptions and acceptance of this technology. Their efforts include regulatory legal challenges and labeling campaigns for genetically engineered products, as well as application of pressure to multiple channels of distribution including, but not limited to distributors, food service operators, and consumer retail outlets seeking a commitment not to carry genetically engineered Atlantic salmon. Consumer acceptance could also be adversely affected if AquAdvantage salmon were believed to grow to a larger final size than conventional Atlantic salmon. We may not be able to overcome the negative consumer perceptions that these organizations have instilled against our products.

Our business is affected by the quality and quantity of the salmon that we harvest.

We sell our products in a highly competitive market.  Our ability to successfully sell our products, and the price that we receive, is highly dependent on the quality of the salmon that we produce.  A number of factors can negatively affect the quality of the salmon that we sell, including the quality of our broodstock, water conditions in our farms, the food and additives consumed by our fish, population levels in the tanks, and the amount of time that it takes to bring a fish to harvest, including transportation and processing. We have experience operating RAS facilities and raising salmon, and while we actively monitor these factors using rigorous standard operating procedures, we cannot always ensure optimal growing conditions.  Although fish grown in RAS production systems are not subject to the disease and parasite issues that can affect salmon grown in ocean pens, there is the potential for organisms that are ubiquitous to freshwater environments to become pathogenic if the fish are subjected to stressful conditions or there is an issue with biomass management.

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

Further, if our salmon is perceived by the market to be of lower quality than other available sources of salmon or other fish, we may experience reduced demand for our product and may not be able to sell our products at the prices that we expect or at all. For example, we concluded 2020 with a conventional Atlantic salmon harvest that met our high standards for nutrition, taste and texture. However, unlike our AquAdvantage salmon, the conventional salmon did not achieve the same high level of color consistency, due in part to the maturity of the male population and the quality of the ingredients in the feed. We identified and successfully addressed the source of the color inconsistency in the conventional salmon, and our production plans call for only raising our all-female AquAdvantage salmon moving forward. However, we reduced the net realizable value of our conventional salmon to $0 as of December 31, 2020 as we decided to donate the entire conventional salmon biomass during the first and second quarters of 2021. As we continue to expand our operations and build new farms, we potentially may face additional challenges with maintaining the quality of our products.  We cannot guarantee that we will not face quality issues again in the future, any of which could cause damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands.

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

Our term loan includes financial covenants that must be met, or our loan will be in default.

In 2020, we entered into a term loan agreement with First Farmers Bank and Trust in the amount of $4 million, which is secured by the assets of our Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in a default event on the loan. In that event, we would be required to disclose the default in our public filings, which could have an adverse effect on the price of our common shares.

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

On March 30, 2016, a coalition of non-governmental organizations filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage salmon. Subsequently, the Fish and Wildlife Service was dismissed from the case, and AquaBounty joined the case as an intervenor to protect AquaBounty’s interests. The coalition, including the Center for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate genetically engineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage salmon could escape and threaten endangered wild salmon stocks. In December 2019 the court found that FDA had authority/jurisdiction over genetically engineered animals and in November 2020, the judge remanded the Environmental Assessment (the approval) to FDA on National Environmental Protection Act (NEPA) and

Endangered Species Act (ESA) grounds. In April 2021, FDA/US Department of Justice filed a notice of appeal relating to several claims in that case, and subsequently withdrew the appeal, and the date to file appeals in the case has expired. The court decision from the Northern District of California does not have a current business impact on AquaBounty’s egg production in Prince Edward Island, Canada, AquaBounty’s salmon production in Albany, Indiana, or AquaBounty’s sales of its fish.

The price of our shares of common stock is likely to be volatile.

The share price of publicly traded emerging companies can be highly volatile and subject to wide fluctuations. The prices at which our common stock is quoted and the prices which investors may realize will be influenced by a large number of factors, some specific to our company and operations and some that may affect the quoted land-based fish farming industry, the biotechnology sector, or quoted companies generally. These factors could include variations in our operating results, publicity regarding the process of obtaining regulatory approval to commercialize our products, divergence in financial results from analysts’ expectations, changes in earnings estimates by stock market analysts, overall market or sector sentiment, legislative changes in our sector, the performance of our research and development programs, large purchases or sales of our common stock, currency fluctuations, legislative changes in the bioengineering environment, future sales of our common stock or the perception that such sales could occur and general economic conditions. Certain of these events and factors are outside of our control. Stock markets have from time to time experienced severe price and volume fluctuations, which, if recurring, could adversely affect the market prices for our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema document.
101.CAL	XBRL taxonomy extension calculation linkbase document.
101.LAB	XBRL taxonomy label linkbase document.
101.PRE	XBRL taxonomy extension presentation linkbase document.
101.DEF	XBRL taxonomy extension definition linkbase document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

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

AQUABOUNTY TECHNOLOGIES, INC.

May 4, 2021	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

May 4, 2021	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)