Form 10-Q
period 2021-06-30
AquaBounty Technologies, Inc.
filed 2021-08-04
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes  ☐    No  ☒

At August 3, 2021, the registrant had 71,025,738 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the anticipated benefits and characteristics of AquaBounty’s genetically engineered (“GE”) Atlantic salmon product;

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

•the impact of the evolving COVID-19 pandemic (the “COVID-19 pandemic”) on our business, operations and financial results, any of which could be significantly impaired by the COVID-19 pandemic;

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$132,345,351	$95,751,160
Marketable securities	71,693,675	—
Inventory	2,655,098	1,525,377
Prepaid expenses and other current assets	1,285,168	405,370
Total current assets	207,979,292	97,681,907

Property, plant and equipment, net	29,159,517	26,930,338
Right of use assets, net	313,318	341,997
Intangible assets, net	238,694	245,546
Restricted cash	500,000	500,000
Other assets	81,629	76,715
Total assets	$238,272,450	$125,776,503

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$1,980,365	$1,760,103
Other current liabilities	63,902	62,483
Current debt, net	501,553	259,939
Total current liabilities	2,545,820	2,082,525

Long-term lease obligations	257,826	290,327
Long-term debt, net	8,766,986	8,528,490
Total liabilities	11,570,632	10,901,342

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 80,000,000 shares authorized;
71,025,738 and 55,497,133 shares outstanding as of June 30, 2021 and December 31,2020, respectively	71,026	55,497
Additional paid-in capital	384,674,939	263,629,116
Accumulated other comprehensive loss	(112,325)	(267,258)
Accumulated deficit	(157,931,822)	(148,542,194)
Total stockholders' equity	226,701,818	114,875,161

Total liabilities and stockholders' equity	$238,272,450	$125,776,503

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Product revenues	$227,393	$2,950	$301,765	$9,703

Costs and expenses
Product costs	1,847,596	1,041,316	3,402,251	1,882,750
Sales and marketing	548,881	137,434	867,516	188,222
Research and development	431,373	635,655	931,993	1,204,417
General and administrative	2,578,958	1,693,544	4,364,468	3,330,734
Total costs and expenses	5,406,808	3,507,949	9,566,228	6,606,123

Operating loss	(5,179,415)	(3,504,999)	(9,264,463)	(6,596,420)

Other income (expense)
Interest expense	(80,210)	(18,147)	(159,014)	(35,192)
Other income (expense), net	28,888	(538)	33,849	(1,690)
Total other income (expense)	(51,322)	(18,685)	(125,165)	(36,882)

Net loss	$(5,230,737)	$(3,523,684)	$(9,389,628)	$(6,633,302)

Other comprehensive income (loss):
Foreign currency	65,924	165,501	145,963	(216,484)
Unrealized gains	8,970	—	8,970	—
Total other comprehensive income (loss)	74,894	165,501	154,933	(216,484)

Comprehensive loss	$(5,155,843)	$(3,358,183)	$(9,234,695)	$(6,849,786)

Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.14)	$(0.22)
Weighted average number of common shares -
basic and diluted	71,021,141	32,097,992	67,803,904	29,607,373

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2019	21,635,365	$21,635	$156,241,363	$(360,160)	$(132,142,209)	$23,760,629
Net loss					(3,109,618)	(3,109,618)
Other comprehensive income (loss)				(381,985)		(381,985)
Issuance of common stock, net of issuance costs	10,350,000	10,350	14,511,354			14,521,704
Share based compensation	100,319	101	205,252			205,353
Balance at March 31, 2020	32,085,684	32,086	170,957,969	(742,145)	(135,251,827)	34,996,083
Net loss					(3,523,684)	(3,523,684)
Other comprehensive income (loss)				165,501		165,501
Issuance of common stock, net of issuance costs	20,000	20	40,580			40,600
Share based compensation			103,891			103,891
Balance at June 30, 2020	32,105,684	32,106	171,102,440	(576,644)	(138,775,511)	31,782,391

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2020	55,497,133	$55,497	$263,629,116	$(267,258)	$(148,542,194)	$114,875,161
Net loss					(4,158,891)	(4,158,891)
Other comprehensive income (loss)				80,039		80,039
Cashless exercise of options for common stock	4,354	4	(4)			—
Issuance of common stock, net of issuance costs	14,950,000	14,950	119,105,487			119,120,437
Exercise of warrants for common stock	491,133	491	1,595,691			1,596,182
Share based compensation	40,525	41	129,674			129,715
Balance at March 31, 2021	70,983,145	70,983	384,459,964	(187,219)	(152,701,085)	231,642,643
Net loss					(5,230,737)	(5,230,737)
Other comprehensive income (loss)				74,894		74,894
Exercise of warrants for common stock	39,281	39	127,625			127,664
Share based compensation	3,312	4	87,350			87,354
Balance at June 30, 2021	71,025,738	71,026	384,674,939	(112,325)	(157,931,822)	226,701,818

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(9,389,628)	$(6,633,302)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	857,842	701,593
Share-based compensation	217,069	309,244
Other non-cash charge	8,565	40,600
Changes in operating assets and liabilities:
Inventory	(1,122,422)	(1,261,930)
Prepaid expenses and other assets	(876,139)	(409,635)
Accounts payable and accrued liabilities	(153,120)	280,142
Net cash used in operating activities	(10,457,833)	(6,973,288)

Investing activities
Purchase of property, plant and equipment	(2,437,911)	(1,588,497)
Proceeds from sale of asset held for sale	—	98,000
Purchases of marketable securities	(71,702,645)	—
Proceeds from legal settlement, net	—	1,014,008
Other investing activities	(11,010)	(12,460)
Net cash used in investing activities	(74,151,566)	(488,949)

Financing activities
Proceeds from issuance of debt	406,378	221,130
Repayment of term debt	(79,600)	(41,262)
Proceeds from the issuance of common stock, net	119,120,437	14,521,704
Proceeds from the exercise of stock options and warrants	1,723,846	—
Net cash provided by financing activities	121,171,061	14,701,572

Effect of exchange rate changes on cash, cash equivalents and restricted cash	32,529	(16,685)
Net change in cash, cash equivalents and restricted cash	36,594,191	7,222,650
Cash, cash equivalents and restricted cash at beginning of period	96,251,160	2,798,744
Cash, cash equivalents and restricted cash at end of period	$132,845,351	$10,021,394

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$132,345,351	$10,021,394
Restricted cash	500,000	—
Total cash, cash equivalents and restricted cash	$132,845,351	$10,021,394

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$149,533	$17,058
Property and equipment included in accounts payable and accrued liabilities	$388,495	$238,235

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the condensed consolidated financial statements

(unaudited)

1. Nature of business and organization

AquaBounty Technologies, Inc. (the “Parent” and, together with its subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm-raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional salmon. In 2015, the Parent obtained approval from the US Food and Drug Administration (the “FDA”) for the production and sale of its GE Atlantic salmon in the United States and in 2016, the Parent obtained regulatory approval from Health Canada for the production and sale of its GE Atlantic salmon in Canada. In 2021, the Parent obtained regulatory approval from Brazil’s National Biosafety Technical Commission for the sale of its GE Atlantic salmon in Brazil.

AquaBounty Farms, Inc. (the “U.S. Subsidiary”) was incorporated in December 2014 in the State of Delaware for the purpose of conducting field trials and commercializing the Parent’s products in the United States. During June 2021, the Company established AquaBounty Farms Ohio LLC (the “Ohio Subsidiary”), a wholly owned entity of the U.S. Subsidiary.

2. Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries, AQUA Bounty Canada Inc.; AquaBounty Farms, Inc.; AquaBounty Panama, S. de R.L.; and AquaBounty Brasil Participações Ltda. The entities are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related footnotes for the year ended December 31, 2020. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2021. The Company's results of operations and cash flows for the interim periods presented are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Liquidity

In February 2021, the Company completed an equity raise with net proceeds of $119.1 million and has $204 million in cash, cash equivalents and marketable securities as of June 30, 2021. While the Company has experienced net losses and negative cash flows from operations since inception, management believes that it has sufficient cash to meet the Company's requirements beyond the next twelve months from the filing date of these condensed consolidated financial statements. However, until such time as the Company reaches profitability, it may require additional financing to fund its operations and execute its business plan.

Inventories

Inventories are mainly comprised of feed, eggs and fish in process. Fish in process inventory is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. The Company measures inventory at the lower of cost or net realizable value (NRV). The NRV calculation contains various estimates and assumptions in regard to the calculation of the biomass, including expected yield, the market value of the biomass and estimated costs of completion and transportation. The Company also considers capacity utilization in calculating its inventory value with any excess capacity charged to production costs as idle capacity. Inventory reserves are recorded as needed to represent the difference between the carrying value and the NRV calculation, taking into consideration the expected timing and disposition of the inventory.

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

Net loss per share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Basic net loss per share is based solely on the number of common shares outstanding during the year. Fully diluted net loss per share includes the number of shares of common stock issuable upon the exercise of warrants and options with an exercise price less than the fair value of the common stock unless the impact of the warrant or option is anti-dilutive to the calculation. Since the Company is reporting a net loss for all periods presented, all potential common shares are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.

At June 30, 2021, the Company had 1,100,607 potentially dilutive securities outstanding, consisting of 418,441 warrants and 682,166 stock options.

Accounting Pronouncements

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.

3. Risks and uncertainties

The Company is subject to risks and uncertainties common in the biotechnology and aquaculture industries. Such risks and uncertainties include, but are not limited to: (i) results from current and planned product development studies and trials; (ii) decisions made by the FDA or similar regulatory bodies in other countries with respect to approval and commercial sale of any of the Company’s proposed products; (iii) the commercial acceptance of any products approved for sale and the Company’s ability to produce, distribute, and sell for a profit any products approved for sale; (iv) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies; and (v) the outcome of any collaborations or alliances entered into by the Company.

COVID-19

Although the COVID-19 pandemic has diminished in the United States and other parts of the world as vaccines have become more readily available, several variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and the Company continues to monitor its status.

The ultimate impact of the evolving COVID-19 pandemic on the Company’s operations will depend on future developments, which cannot be predicted with confidence, and the Company cannot predict the extent or impact of the extended period of continued business interruption and reduced operations caused by the COVID-19 pandemic or any additional preventative or protective measures taken in response. To date, the Company’s farm operations have not been materially affected by the pandemic, although management made modifications to biosecurity procedures and the farm sites in early 2020 to adapt to local requirements and to provide a safe work environment. The Company’s current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at the Company’s facilities. To the extent possible, work-from-home is utilized for employees that do not have fish care responsibilities.

The Company has experienced delays in capital projects due to the pandemic and continues to experience extended lead times on equipment purchases. The Company may continue to experience delays on purchases of capital equipment and supplies and other materials required in its operations due to vendor shortages or it could be impacted by transportation or other supply chain disruptions to its partners or customers.

The Company was primarily impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had a negative impact on revenue and inventory value, as the Company is not yet an established vendor and customers were reluctant to add a new supplier during a period of depressed demand.

The Company remains focused on maintaining a strong balance sheet, liquidity, and financial flexibility and continues to monitor developments as it deals with the disruptions and uncertainties from a business and financial perspective relating to the evolving COVID-19 pandemic.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, marketable securities and debt. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions, investing cash equivalents with maturities of less than 90 days, and investing marketable securities with maturities of less than 180 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $273 thousand at June 30, 2021. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. At June 30, 2021 the cash equivalent investment balance was $108.3 million. All of the Company’s interest-bearing debt is at fixed rates, except for the loan with First Farmer’s Bank and Trust, which has a rate reset in July 2025.

4. Marketable Securities

Marketable securities are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and the fair value as of June 30, 2021:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	June 30, 2021
Government bonds	$37,650,869	$1,751	$(8,101)	$37,644,519
Corporate bonds	3,558,858		(1,493)	3,557,365
Commercial paper	30,491,791	-	-	30,491,791
Marketable securities	$71,701,518	$1,751	$(9,594)	$71,693,675

5. Inventory

Major classifications of inventory are summarized as follows:

	June 30, 2021	December 31, 2020
Feed	$281,171	244,311
Eggs and fry	48,396	54,929
Packaging	—	6,452
Fish in process	2,325,531	1,219,685
Inventory	$2,655,098	1,525,377

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	June 30, 2021	December 31, 2020
Land	$733,012	$724,785
Building and improvements	14,525,837	14,048,917
Construction in process	4,879,476	3,212,287
Equipment	14,788,329	13,819,210
Office furniture and equipment	218,063	202,596
Vehicles	37,164	28,700
Total property and equipment	$35,181,881	$32,036,495
Less accumulated depreciation and amortization	(6,022,364)	(5,106,157)
Property, plant and equipment, net	$29,159,517	$26,930,338

Depreciation expense was $845 thousand and $695 thousand, for the six-month period ended June 30, 2021 and 2020.

Included in construction in process is $2.0 million for construction related to the Rollo Bay farm site and improvements to the Fortune Bay hatchery, $1.8 million for construction related to the Indiana farm site, and $1.1 million related to design work for a new 10,000 metric ton farm. An additional $1.4 million has been committed to these projects.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities include the following:

	June 30, 2021	December 31, 2020
Accounts payable	$820,534	$799,888
Accrued payroll including vacation	581,132	583,301
Accrued professional fees and contract services	515,499	278,165
Accrued other	63,200	98,749
Accounts payable and accrued liabilities	$1,980,365	$1,760,103

8. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	June 30, 2021	December 31, 2020
ACOA AIF Grant	0%	Royalties	-	$2,316,490	$2,253,595
ACOA term loan #1	0%	C$3,120	Feb 2027	171,161	181,203
ACOA term loan #2	0%	C$4,630	Sep 2029	369,689	381,451
Kubota Canada Ltd	0%	C$1,142	Jan 2025	39,622	43,925
PEI Finance term loan	4%	C$16,313	Nov 2023	2,033,484	2,014,321
DFO term loan	0%	C$2,091	Aug 2032	415,593	—
First Farmers Bank & Trust term loan (FFBT)	5.375%	$56,832	Oct 2028	4,000,000	4,000,000
Total debt				$9,346,039	$8,874,495
less: debt issuance costs				(77,500)	(86,066)
less: current portion				(501,553)	(259,939)
Long-term debt, net				$8,766,986	$8,528,490

Estimated principal payments remaining on loan debt are as follows:

	AIF	ACOA	Kubota	FPEI	DFO	FFBT	Total
Remainder of 2021	$—	$37,507	$5,529	$38,485	$—	$116,675	$198,196
2022	—	75,014	11,057	79,545	—	482,306	647,922
2023	—	75,014	11,057	1,915,454	36,455	509,256	2,547,236
2024	—	75,014	11,057	—	43,747	537,276	667,094
2025	—	75,013	922	—	43,747	567,735	687,417
Thereafter	2,316,490	203,288	—	—	291,644	1,786,752	4,598,174
Total	$2,316,490	$540,850	$39,622	$2,033,484	$415,593	$4,000,000	$9,346,039

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with DFO's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On February 25, 2021, the Canadian Subsidiary borrowed C$238,400 ($187,120) and on April 27, 2021 the Canadian Subsidiary borrowed C$276,840 ($221,470) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in March 2023, with maturity in August 2032. All funding requests must be submitted by August 22, 2022.

The Company recognized interest expense of $159 thousand and $35 thousand for the six months ended June 2021 and 2020, respectively, on its interest-bearing debt.

9. Leases

Lease expense for the six months ended June 30, 2021 and 2020, amounted to $43 thousand and $40 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 24 years as of June 30, 2021. Lease payments included in operating cash flows totaled $42 thousand for the six months ended June 30, 2021 and 2020.

The table below summarizes the Company’s lease obligations and remaining payments a June 30, 2021:

				June 30, 2021		December 31, 2020
	Lease	Lease	Remaining	Remaining	Lease	Remaining	Lease
	Type	Term	Years	Payments	Liability	Payments	Liability

Maynard Office Lease	Operating	Mar 2023	1.67	118,007	106,390	150,918	134,099
Indiana Auto Lease	Operating	Feb 2021		-	-	1,157	821
Indiana Well Lease	Operating	Dec 2048	27.44	678,810	215,338	686,809	217,890
Total				796,817	321,728	838,884	352,810
Less: current portion				(83,543)	(63,902)	(83,571)	(62,483)
Long-term leases				$ 713,274	$ 257,826	$ 755,313	$ 290,327

Remaining payments under leases are as follows at June 30, 2021:

Year	Office	Well	Amount
Remainder of 2021	33,505	7,999	41,504
2022	67,602	16,478	84,080
2023	16,900	16,972	33,872
2024	-	17,481	17,481
2025	-	18,006	18,006
Thereafter	-	601,874	601,874
Total Lease Payments	118,007	678,810	796,817

10. Stockholders’ equity

Recent issuances

On February 8, 2021, the Company completed a public offering of 14,950,000 Common Shares for net proceeds of approximately $119.1 million.

Warrants

The following table summarizes information about outstanding warrants at June 30, 2021, all of which were issued in conjunction with a public equity offering in January 2018:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	948,855	$3.25
Exercised	(530,414)	3.25
Outstanding at June 30, 2021	418,441	3.25
Exercisable at June 30, 2021	418,441	3.25

All remaining warrants have an expiration date of January 17, 2023.

Share-based compensation

At June 30, 2021, the Company has reserved 682,166 Common Shares issuable upon the exercise of outstanding stock options under its 2006 and 2016 Equity Incentive Plans. An additional 904,016 Common Shares are reserved for future issuance under the 2016 Equity Incentive Plan.

Restricted stock

A summary of the Company’s restricted Common Shares as of June 30, 2021, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2020	72,653	$1.90
Granted	43,837	6.67
Vested	(46,327)	3.23
Balance at June 30, 2021	70,163	$4.00

During the six months ended June 30, 2021 and 2020, the Company expensed $149 thousand and $122 thousand, respectively, related to the restricted stock awards. At June 30, 2021, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $238 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 3 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	657,414	$4.28
Granted	48,914	6.72
Exercised	(16,667)	6.90
Forfeited	(1,959)	6.72
Expired	(5,536)	6.90
Outstanding at June 30, 2021	682,166	$4.36
Exercisable at June 30, 2021	600,470	$4.39

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

The weighted average fair value of stock options granted during the six months ended June 30, 2021, was $5.36.

The total intrinsic value of all options outstanding was $1.7 million and $3.6 million at June 30, 2021, and December 31, 2020, respectively. The total intrinsic value of exercisable options was $1.5 million and $3.2 million at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes information about options outstanding and exercisable at June 30, 2021:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
$1.88 - $2.50	531,519	7.8	488,509
$3.30 - $6.72	58,557	8.4	19,871
$7.50 - $10.80	20,503	3.0	20,503
$14.20 - $23.40	71,587	4.8	71,587
	682,166		600,470

Total share-based compensation on stock options amounted to $68 thousand and $187 thousand for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $268 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.8 years.

11. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

See Note 5 for commitments related to the Company’s renovation and construction costs.

The Company is subject to legal proceedings and claims arising in the normal course of business. The Company records estimated losses from these legal proceedings and claims when it determines that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Litigation is subject to many factors that are difficult to predict so that there can be no assurance, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs. There have been no other material changes to the commitments and contingencies disclosed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020.

12. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the six months ended June 30, 2021 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2021, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not.

As of June 30, 2021, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

13. Subsequent Events

ACOA Loan

On July 8, 2021, the Canadian Subsidiary entered into a contribution agreement with the Atlantic Canada Opportunities Agency under its REGI-Business Scale-up and Productivity program that can provide up to C$250 thousand ($200 thousand) in funding assistance. All funds received are to be repaid over a 36-month term commencing January 2023 at a 0% interest rate.

 Site Purchase

On July 23, 2021, the Company executed a Purchase and Sale Agreement with Kidston Consultants, Ltd for the purchase of approximately 85 acres of land in the Village of Pioneer, Williams County Ohio for $2.1 million. The sale is subject to the satisfaction of certain contingencies and customary closing conditions. The transaction is expected to close in early 2022, though the Company has an option to commence work on the site prior to close.

Related Party Agreement

On July 30, 2021, the Company executed an agreement with its largest shareholder, Third Security and its affiliates (“TS”), to file a resale registration statement on behalf of TS to register its holdings in the Company’s Common Shares for sale. The agreement includes, among other things, that TS will reimburse the Company for all fees associated with the filing of the registration statement and any future sales transaction fees.

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

Overview

We believe that we are a leader in the field of land-based aquaculture and the use of technology for improving its productivity and sustainability. Our lead product is our GE Atlantic salmon, which received FDA approval in 2015 as the first bioengineered animal available for sale for human consumption. We have commenced commercial activities with operations in the United States and Canada where we have received regulatory approval. We are actively engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

COVID-19

Although the COVID-19 pandemic has diminished in the United States and other parts of the world as vaccines have become more readily available, several variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and we continue to monitor their status.

The ultimate impact of the evolving COVID-19 pandemic on our operations will depend on future developments, which cannot be predicted with confidence, and we cannot predict the extent or impact of the extended period of continued business interruption and reduced operations caused by the COVID-19 pandemic or any additional preventative or protective measures taken in response. To date, our farm operations have not been materially affected by the pandemic, although we made modifications to biosecurity procedures and the farm sites in early 2020 to adapt to local requirements and to provide a safe work environment. Our current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at our facilities. To the extent possible, work-from-home is utilized for employees that do not have fish care responsibilities.

We have experienced delays in capital projects due to the pandemic and continue to experience extended lead times on equipment purchases. We may continue to experience delays on purchases of capital equipment and supplies and other materials required in our operations due to vendor shortages or we could be impacted by transportation or other supply chain disruptions to our partners or customers.

Our operations were primarily impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had a negative impact on revenue and inventory value, as we are not yet an established vendor and customers were reluctant to add a new supplier during a period of depressed demand.

We remain focused on maintaining a strong balance sheet, liquidity, and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to the evolving COVID-19 pandemic.

Revenue

We currently generate product revenue through the sales of our GE Atlantic salmon, conventional Atlantic salmon eggs and fry, and salmon byproducts. We expect revenues for the second half of 2021 to slowly grow as we increase our harvesting capability at our Indiana and Rollo Bay farm sites. In the future, we believe that our revenue will depend upon the number and capacity of grow-out farms we have in operation and the market acceptance we achieve.

Production Costs

Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs are absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish in process. The costs that are not absorbed into inventory, as well as any net realizable inventory valuate adjustments, are classified as production costs. As of June 30, 2021, we had fifty employees engaged in production activities.

Sales and Marketing Expenses

Our sales and marketing expenses currently include consulting fees for market-related activities and the cost of our salmon donation program. As of June 30, 2021, we had one employee dedicated to sales and marketing. We expect our sales and marketing expenses to increase as our production output and revenues grow.

Research and Development Expenses

As of June 30, 2021, we employed nineteen scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of GE Atlantic salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;

•fees paid to contract research organizations and consultants who perform research for us;

•costs related to laboratory supplies used in our research and development efforts; and

•costs related to the operation of our field trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal service. We had fifteen employees in our general and administrative group at June 30, 2021.

Other Income (Expense)

Interest expense includes the interest on our outstanding loans and amortization of debt issuance costs. Other income (expense) includes bank charges, fees, interest income, and miscellaneous gains or losses on asset disposals.

Results of Operations

Comparison of the three months ended June 30, 2021, to the three months ended June 30, 2020.

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
	(unaudited)
Product revenue	$227	$3	224	7,467%
Operating expenses:
Product costs	1,848	1,041	807	78%
Sales and marketing	549	137	412	301%
Research and development	431	636	(205)	(32)%
General and administrative	2,579	1,694	885	52%
Operating loss	5,180	3,505	1,675	48%
Total other expense	51	19	32	168%
Net loss	$5,231	$3,524	1,707	48%

Product Revenue

Product revenue for the three months ended June 30, 2021 consisted of sales of our GE Atlantic salmon and conventional Atlantic salmon fry and eggs. Product revenue for the three months ended June 30, 2020 consisted of sales of conventional Atlantic salmon fry and eggs. During the current period, we began harvesting and selling our GE Atlantic salmon from both our Indiana and Rollo Bay farms. We expect revenues for the second half of 2021 to slowly grow as we increase our harvesting capability at our Indiana and Rollo Bay farm sites.

Production Costs

Production costs for the three months ended June 30, 2021, were up from the corresponding period in 2020, due to production cost increases related to increasing fish biomass at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies. Current period costs also included processing and transportation costs to bring our product to market as a result of higher product revenue volume.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2021, were up from the corresponding period in 2020 due to an increase in head count and promotional expenses related to marketing activities for our salmon. Costs for the current period also include a $335 thousand charge related to the donation program of conventional Atlantic salmon to local food charities.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021, were down from the corresponding period in 2020 due a decrease in outside contract service fees and an increase in broodstock cost transferred to production costs for related product revenue during the period, partly offset by increased personnel costs.  During the current period, research activities included feed nutrition trials, discovery research in salmon immunology and work on a genome study to identify genes associated with economically important traits in salmon.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021, were up from the corresponding period in 2020 due to an increase in outside consulting and advisory fees, auditing fees, insurance costs, legal fees, personnel costs and travel, partially offset by a decrease in stock compensation charges.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended June 30, 2021, and 2020.

Comparison of the six months ended June 30, 2021, to the six months ended June 30, 2020.

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
	(unaudited)
Product revenue	$302	$10	292	2,920%
Operating expenses:
Product costs	3,402	1,883	1,519	81%
Sales and marketing	868	188	680	362%
Research and development	932	1,204	(272)	(23)%
General and administrative	4,365	3,331	1,034	31%
Operating loss	9,265	6,596	2,669	40%
Total other expense	125	37	88	238%
Net loss	$9,390	$6,633	2,757	42%

Product Revenue

Product revenue for the six months ended June 30, 2021 consisted of sales of our GE Atlantic salmon and conventional Atlantic salmon fry and eggs. Product revenue for the six months ended June 30, 2020 consisted of sales of conventional Atlantic salmon fry and eggs. During the current period, we began harvesting and selling our GE Atlantic salmon from both our Indiana and Rollo Bay farms. We expect revenues for the second half of 2021 to slowly grow as we increase our harvesting capability at our Indiana and Rollo Bay farm sites.

Production Costs

Production costs for the six months ended June 30, 2021, were up from the corresponding period in 2020, due to production cost increases related to increasing fish biomass at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies. Current period costs also included processing and transportation costs to bring our product to market as a result of higher product revenue volume.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2021, were up from the corresponding period in 2020 due to an increase in headcount, promotional expenses related to marketing activities for our salmon. Costs for the period also include a $509 thousand charge related to the donation program of conventional Atlantic salmon to local food charities.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021, were down from the corresponding period in 2020 due a decrease in outside contract service fees and an increase in broodstock cost transferred to production costs for related product revenue during the period, partly offset by increased personnel costs.  During the current period, research activities included feed nutrition trials, discovery research in salmon immunology and work on a genome study to identify genes associated with economically important traits in salmon.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021, were up from the corresponding period in 2020 due to an increase in outside consulting and advisory fees, auditing fees, insurance costs, legal fees, and personnel costs, partially offset by a decrease in stock compensation charges and travel.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the six months ended June 30, 2021, and 2020.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,		Dollar	%
	2021	2020	Change	Change
	(unaudited)
Net cash provided by (used in):
Operating activities	$(10,458)	$(6,973)	(3,485)	50%
Investing activities	(74,152)	(489)	(73,663)	15,064%
Financing activities	121,171	14,702	106,469	724%
Effect of exchange rate changes on cash	33	(17)	50	(294)%
Net increase in cash	$36,594	$7,223	29,371	407%

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 was primarily comprised of our $9.4 million net loss, offset by non-cash depreciation and stock compensation charges of $1.1 million and increased by working capital uses of $2.1 million. Net cash used in operating activities during the six months ended June 30, 2020 was primarily comprised of our $6.6 million net loss, offset by non-cash depreciation and stock compensation charges of $1 million and increased by working capital uses of $1.4 million.

Spending on operations increased in the current period due to increases in production activities at our Rollo Bay and Indiana farm sites and outside consulting and advisory fees. Cash used by working capital increased in the current period and was driven by increases in inventory, prepaid expenses and other current assets, receivables and a reduction in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, we used $2.2 million for renovations to our Indiana farm site, construction charges at our Rollo Bay farm site and renovations at our Fortune Bay hatchery, $254 thousand on deposits on equipment purchases and $71.7 million on marketable securities purchases. During the same period in 2020, we used $1.6 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $1.0 million in net proceeds from a legal settlement.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, we received approximately $119.1 million in net proceeds from the issuance of Common Shares in a public offering, $1.7 million from the exercise of warrants, and $406 thousand from new debt. During the same period in 2020, we received approximately $14.5 million in net proceeds from the issuance of Common Shares in a public offering and $221 thousand from new debt.

Future Capital Requirements

In February 2021, we completed an equity raise with net proceeds of $119.1 million and we have $204 million of cash, cash equivalents and marketable securities as of June 30, 2021. While we have experienced net losses and negative cash flows from operations since inception, we believe that we have sufficient cash to meet our requirements for at least the next twelve months from the filing date.

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

There have been no material changes to these estimates, or the policies related to them, during the six months ended June 30, 2021. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following sections provide quantitative information on our exposure to interest rate risk and foreign currency exchange risk. We make use of sensitivity analyses, which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At June 30, 2021, and December 31, 2020, we had $6.0 million in interest-bearing debt instruments on our consolidated balance sheet.

All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers Bank and Trust, which has a rate reset in July 2025.

Foreign Currency Exchange Risk

Our functional currency is the U.S. Dollar. The functional currency of our Canadian subsidiary is the Canadian Dollar, and the functional currency of our U.S., and Brazil subsidiaries is the U.S. Dollar. For the Canadian Subsidiary, assets and liabilities are translated at the exchange rates in effect at the balance sheet date, equity accounts are translated at the historical exchange rate, and the income statement accounts are translated at the average rate for each period during the year. Net translation gains or losses are adjusted directly to a separate component of accumulated other comprehensive loss within shareholders’ equity.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2021, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 9, 2021, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, there are a number of risks factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 or our 10-Q for the quarter ended March 31, 2021. You should carefully review the risks described below and those described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission, in evaluating our business. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below, elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K, and in our Quarterly Report on 10-Q for the quarter ended March 31, 2021. See “Cautionary Note Regarding Forward-Looking Statements” for information relating to these forward-looking statements.

Risks Relating to our Business and Operations

We have a history of net losses and will likely incur future losses and may not achieve or maintain profitability.

In the period from incorporation to June 30, 2021, we have incurred cumulative net losses of approximately $158 million. These losses reflect our personnel, research and development, production and marketing costs. We have constructed a 250-metric-ton annual capacity production facility in Rollo Bay and in 2017 we acquired a facility in Indiana, which has undergone renovations to increase its annual capacity to 1,200 metric tons. We expect revenues to be modest and infrequent for the remainder of 2021 as we increase our harvesting capability at our Indiana and Rollo Bay farms. However, our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable.

We may experience a significant fish mortality event in our broodstock or our production facilities that could impact our share price.

In recent periods, other companies in the land-based aquaculture industry have experienced fish mortality events that resulted in a decline in their share price. It is possible that our operations could experience a significant fish mortality event due to, among other causes, disease, pathogens, human error, intentional malfeasance, a weather event, loss of access to electricity or water, or damage to our farms, or other factors beyond our control. If we were to have a significant fish mortality event, this could lead to a reduction in production harvests, loss of broodstock, loss of revenue, increased production costs, and public relations damage, the result of which could impact our share price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Letter Agreement with Third Security

On July 30, 2021, we entered into a letter agreement (the “Letter Agreement”) with TS Aquaculture LLC and certain of its affiliates that requires that we file a registration statement to register the shares of Common Stock held by TS Aquaculture LLC and certain of its affiliates and keep it effective for a period of not less than 24 months. TS Aquaculture LLC agreed to pay all expenses incurred in connection with such registration statements. We and TS Aquaculture LLC also agreed to modify the terms of the relationship agreement between us and TS Aquaculture LLC as successor in interest to Intrexon Corporation (the “Relationship Agreement”) so as to restrict assignments of the rights of TS Aquaculture LLC thereunder.

The entry into this agreement constituted a “related party transaction” as defined by Item 404 of Regulation S-K because TS Aquaculture is an affiliate and has appointed three members of our board pursuant to the Relationship Agreement. Because of this, the agreement was approved by only the disinterested directors and the Audit Committee was responsible for reviewing, negotiating and approving the terms of the Letter Agreement. Additionally, the Company has a policy that the Audit Committee is responsible for the review and approval of any “related party transaction”, as such term is defined in Item 404 of Regulation S-K, after it has reviewed and considered all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related party’s interest in the transaction.

This transaction was approved by the disinterested members of the Board on July 27, 2021, upon the recommendation of the Audit Committee.

Indemnification Agreements

On July 27, 2021, the Board approved an Indemnification Agreement for our officers and directors. A separate version of the Indemnification Agreement was approved for directors appointed by Third Security.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Letter Agreement between the Registrant and Third Security and its affiliates dated July 30, 2021
10.2	Form of Indemnification Agreement for directors and officers
10.3	Form of Indemnification Agreement for RJ Kirk Appointees to the Registrant’s Board of Directors
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema document.
101.CAL	XBRL taxonomy extension calculation linkbase document.
101.LAB	XBRL taxonomy label linkbase document.
101.PRE	XBRL taxonomy extension presentation linkbase document.
101.DEF	XBRL taxonomy extension definition linkbase document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

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

AQUABOUNTY TECHNOLOGIES, INC.

August 4, 2021	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

August 4, 2021	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)