Form 10-Q
period 2021-09-30
AquaBounty Technologies, Inc.
filed 2021-11-04
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes  ☐    No  ☒

At November 3, 2021, the registrant had 71,025,738 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

•the rate and degree of market acceptance of any products developed through the application of bioengineering, including genetically engineered fish;

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$118,179,653	$95,751,160
Marketable securities	79,632,028	—
Inventory	1,222,223	1,525,377
Prepaid expenses and other current assets	1,197,830	405,370
Total current assets	200,231,734	97,681,907

Property, plant and equipment, net	30,008,937	26,930,338
Right of use assets, net	298,966	341,997
Intangible assets, net	235,268	245,546
Restricted cash	500,000	500,000
Other assets	78,204	76,715
Total assets	$231,353,109	$125,776,503

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$1,953,716	$1,760,103
Other current liabilities	65,072	62,483
Current debt	619,552	259,939
Total current liabilities	2,638,340	2,082,525

Long-term lease obligations	241,102	290,327
Long-term debt, net	8,678,642	8,528,490
Total liabilities	11,558,084	10,901,342

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 80,000,000 shares authorized;
71,025,738 (2020: 55,497,133) shares outstanding	71,026	55,497
Additional paid-in capital	384,763,523	263,629,116
Accumulated other comprehensive loss	(242,863)	(267,258)
Accumulated deficit	(164,796,661)	(148,542,194)
Total stockholders' equity	219,795,025	114,875,161

Total liabilities and stockholders' equity	$231,353,109	$125,776,503

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Product revenues	$455,397	$67,763	$757,162	$77,466

Costs and expenses
Product costs	4,311,003	1,355,939	7,713,254	3,238,689
Sales and marketing	201,838	143,646	1,069,354	331,868
Research and development	580,346	458,462	1,512,339	1,662,879
General and administrative	2,177,153	1,722,874	6,541,621	5,053,608
Total costs and expenses	7,270,340	3,680,921	16,836,568	10,287,044

Operating loss	(6,814,943)	(3,613,158)	(16,079,406)	(10,209,578)

Other income (expense)
Interest expense	(79,489)	(38,335)	(238,503)	(73,527)
Other income (expense), net	29,593	1,705	63,442	15
Total other income (expense)	(49,896)	(36,630)	(175,061)	(73,512)

Net loss	$(6,864,839)	$(3,649,788)	$(16,254,467)	$(10,283,090)

Other comprehensive income (loss):
Foreign currency	(136,670)	86,491	9,293	(129,993)
Unrealized gains	6,132	—	15,102	—
Total other comprehensive income (loss)	(130,538)	86,491	24,395	(129,993)

Comprehensive loss	$(6,995,377)	$(3,563,297)	$(16,230,072)	$(10,413,083)

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.24)	$(0.31)
Weighted average number of common shares -
basic and diluted	71,025,738	38,911,054	68,889,650	32,756,074

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2019	21,635,365	$21,635	$156,241,363	$(360,160)	$(132,142,209)	$23,760,629
Net loss					(3,109,618)	(3,109,618)
Other comprehensive income (loss)				(381,985)		(381,985)
Issuance of common stock, net of expenses	10,350,000	10,350	14,511,354			14,521,704
Share based compensation	100,319	101	205,252			205,353
Balance at March 31, 2020	32,085,684	32,086	170,957,969	(742,145)	(135,251,827)	34,996,083
Net loss					(3,523,684)	(3,523,684)
Other comprehensive income (loss)				165,501		165,501
Issuance of common stock, net of expenses	20,000	20	40,580			40,600
Share based compensation			103,891			103,891
Balance at June 30, 2020	32,105,684	32,106	171,102,440	(576,644)	(138,775,511)	31,782,391
Net loss					(3,649,788)	(3,649,788)
Other comprehensive income (loss)				86,491		86,491
Issuance of common stock, net of expenses	12,650,000	12,650	29,701,947			29,714,597
Exercise of warrants for common stock	161,242	161	523,876			524,037
Share based compensation			74,720			74,720
Balance at September 30, 2020	44,916,926	$44,917	$201,402,983	$(490,153)	$(142,425,299)	$58,532,448

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2020	55,497,133	$55,497	$263,629,116	$(267,258)	$(148,542,194)	$114,875,161
Net loss					(4,158,891)	(4,158,891)
Other comprehensive income (loss)				80,039		80,039
Cashless exercise of options for common stock	4,354	4	(4)			—
Issuance of common stock, net of expenses	14,950,000	14,950	119,105,487			119,120,437
Exercise of warrants for common stock	491,133	491	1,595,691			1,596,182
Share based compensation	40,525	41	129,674			129,715
Balance at March 31, 2021	70,983,145	70,983	384,459,964	(187,219)	(152,701,085)	231,642,643
Net loss					(5,230,737)	(5,230,737)
Other comprehensive income (loss)				74,894		74,894
Exercise of warrants for common stock	39,281	39	127,625			127,664
Share based compensation	3,312	4	87,350			87,354
Balance at June 30, 2021	71,025,738	71,026	384,674,939	(112,325)	(157,931,822)	226,701,818
Net loss					(6,864,839)	(6,864,839)
Other comprehensive income (loss)				(130,538)		(130,538)
Share based compensation			88,584			88,584
Balance at September 30, 2021	71,025,738	$71,026	$384,763,523	$(242,863)	$(164,796,661)	$219,795,025

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(16,254,467)	$(10,283,090)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,308,062	1,082,261
Share-based compensation	305,653	383,964
Other non-cash charge	12,993	40,151
Changes in operating assets and liabilities:
Inventory	303,767	(1,638,981)
Prepaid expenses and other assets	(794,573)	(536,165)
Accounts payable and accrued liabilities	7,273	366,403
Net cash used in operating activities	(15,111,292)	(10,585,457)

Investing activities
Purchase of property, plant and equipment	(4,160,370)	(2,640,039)
Proceeds from sale of asset held for sale	—	99,816
Purchases of marketable securities, net	(79,647,130)	—
Proceeds from legal settlement, net	—	1,014,008
Other investing activities	(11,010)	(18,900)
Net cash used in investing activities	(83,818,510)	(1,545,115)

Financing activities
Proceeds from issuance of debt	606,453	4,129,510
Repayment of term debt	(119,527)	(49,862)
Proceeds from the issuance of common stock, net	119,120,437	44,236,301
Proceeds from the exercise of stock options and warrants	1,723,846	524,037
Net cash provided by financing activities	121,331,209	48,839,986

Effect of exchange rate changes on cash, cash equivalents and restricted cash	27,086	(18,792)
Net change in cash, cash equivalents and restricted cash	22,428,493	36,690,622
Cash, cash equivalents and restricted cash at beginning of period	96,251,160	2,798,744
Cash, cash equivalents and restricted cash at end of period	$118,679,653	$39,489,366

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$118,179,653	$39,489,366
Restricted cash	500,000	—
Total cash, cash equivalents and restricted cash	$118,679,653	$39,489,366

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$224,595	$47,275
Property and equipment included in accounts payable and accrued liabilities	$206,423	$517,344

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

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2020. The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2021 results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Liquidity

In February 2021, the Company completed an equity raise with net proceeds of $119.1 million and has $198 million in cash, cash equivalents and marketable securities as of September 30, 2021. While the Company has experienced net losses and negative cash flows from operations since inception, management believes that it has sufficient cash to meet the Company's requirements beyond the next twelve months from the filing date of these condensed consolidated financial statements. However, until such time as the Company reaches profitability, it may require additional financing to fund its operations and execute its business plan.

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

At September 30, 2021, the Company had 1,081,866 potentially dilutive securities outstanding, consisting of 418,441 warrants and 663,425 stock options.

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

The ultimate impact of the evolving COVID-19 pandemic on the Company’s operations will depend on future developments, which cannot be predicted with confidence, and the Company cannot predict the extent or impact of the extended period of continued business interruption and reduced operations caused by the COVID-19 pandemic or any additional preventative or protective measures taken in response. In connection with the COVID-19 pandemic, management made modifications to biosecurity procedures at the farm sites in early 2020 to adapt to local requirements and to provide a safe work environment. The Company’s current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at the Company’s facilities. To the extent possible, work-from-home is utilized for employees that do not have fish care responsibilities.

Due to the pandemic, the Company has experienced delays and cost increases in capital projects, additional challenges in its efforts to meet the capacity expectations at existing facilities and continues to experience extended lead times on equipment purchases. The Company may continue to experience delays and cost increases on farm construction, purchases of capital equipment and supplies and other materials required in its operations due to vendor shortages and labor shortages. The Company also expects to continue to be impacted by transportation or other supply chain disruptions to its partners or customers. In addition, the Company is carefully managing and monitoring the impact of labor shortages on its ability to meet the annual capacity expectations at its existing facilities.

The Company was initially impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had a negative impact on revenue and inventory value, as the Company was not yet an established vendor and customers were reluctant to add a new supplier during a period of depressed demand.

During the third quarter, the Company was impacted by a shortage of labor at its Indiana farm and increased costs for third-party processing and transportation. This had a negative effect on revenue and inventory values and resulted in higher than expected sales costs for the period. This is expected to continue for the foreseeable future.

The Company remains focused on maintaining a strong balance sheet, liquidity, and financial flexibility and continues to monitor developments as it deals with the disruptions and uncertainties from a business and financial perspective related to the evolving COVID-19 pandemic.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, marketable securities and debt. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions, investing cash equivalents with maturities of less than 90 days, and investing marketable securities with maturities of less than 180 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $229 thousand at September 30, 2021. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. At September 30, 2021 the cash equivalent investment balance was $100.4 million. All of the Company’s interest-bearing debt is at fixed rates, except for the loan with First Farmer’s Bank and Trust, which has a rate reset in July 2025.

4. Marketable Securities

Marketable securities are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and the fair value as of September 30, 2021:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	September 30, 2021
Government bonds	$42,298,225	$140	$(9,554)	$42,288,811
Corporate bonds	22,350,050	7,620	(12,967)	22,344,703
Commercial paper	14,998,514	-	-	14,998,514
Marketable securities	$79,646,789	$7,760	$(22,521)	$79,632,028

5. Inventory

Major classifications of inventory are summarized as follows:

	September 30, 2021	December 31, 2020
Feed	$224,941	244,311
Eggs and fry	59,003	54,929
Packaging	—	6,452
Fish in process, net	938,279	1,219,685
Inventory, net	$1,222,223	1,525,377

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	September 30, 2021	December 31, 2020
Land	$725,536	$724,785
Building and improvements	15,500,661	14,048,917
Construction in process	4,467,496	3,212,287
Equipment	15,432,906	13,819,210
Office furniture and equipment	240,872	202,596
Vehicles	36,247	28,700
Total property and equipment	$36,403,718	$32,036,495
Less accumulated depreciation and amortization	(6,394,781)	(5,106,157)
Property, plant and equipment, net	$30,008,937	$26,930,338

Depreciation expense was $1.3 million and $1.1 million, for the nine month period ended September 30, 2021 and 2020.

Included in construction in process is $2.0 million for construction related to the Rollo Bay farm site and improvements to the Fortune Bay hatchery, $554 thousand for construction related to the Indiana farm site, and $1.9 million related to design work for the planned Ohio farm.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities include the following:

	September 30, 2021	December 31, 2020
Accounts payable	$860,673	$799,888
Accrued payroll including vacation	577,534	583,301
Accrued professional fees and contract services	394,433	278,165
Accrued taxes and other	121,076	98,749
Accounts payable and accrued liabilities	$1,953,716	$1,760,103

8. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	September 30, 2021	December 31, 2020
ACOA AIF Grant	0%	Royalties	-	$2,259,339	$2,253,595
ACOA term loan #1	0%	C$3,120	Feb 2027	159,574	181,203
ACOA term loan #2	0%	C$4,630	Sep 2029	349,641	381,451
ACOA term loan #3	0%	C$6,945	Dec 2025	196,675	—
Kubota Canada Ltd	0%	C$1,142	Jan 2025	35,949	43,925
PEI Finance term loan	4%	C$16,313	Nov 2023	1,964,748	2,014,321
DFO term loan	0%	C$2,091	Aug 2032	405,340	—
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	4,000,000	4,000,000
Total debt				$9,371,266	$8,874,495
less: debt issuance costs				(73,072)	(86,066)
less: current portion				(619,552)	(259,939)
Long-term debt, net				$8,678,642	$8,528,490

Estimated principal payments remaining on loan debt are as follows:

	AIF	ACOA	FPEI	Kubota	DFO	FFBT	Total
2021	$—	$18,291	$18,969	$2,696	$—	$116,676	$156,632
2022	—	73,163	77,582	10,785	—	482,306	643,836
2023	—	138,727	1,868,197	10,785	35,555	509,256	2,562,520
2024	—	138,727	—	10,785	42,667	537,276	729,455
2025	—	138,711	—	898	42,668	567,735	750,012
Thereafter	2,259,339	198,271	—	—	284,450	1,786,751	4,528,811
Total	$2,259,339	$705,890	$1,964,748	$35,949	$405,340	$4,000,000	$9,371,266

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with DFO's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On February 25, 2021, the Canadian Subsidiary borrowed C$238,400 ($187,120) and on April 27, 2021 the Canadian Subsidiary borrowed C$276,840 ($219,258) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in March 2023, with maturity in August 2032. All funding requests must be submitted by August 22, 2022.

On July 8, 2021, the Canadian Subsidiary entered into a contribution agreement with the Atlantic Canada Opportunities Agency under its REGI-Business Scale-up and Productivity program that can provide up to C$250 thousand ($200 thousand) in funding assistance. On August 20, 2021, the Canadian Subsidiary received C$250,000 ($200,075). All funds received are to be repaid over a 36-month term commencing January 2023 at a 0% interest rate.

The Company recognized interest expense of $238 thousand and $73 thousand for the nine months ended September 30, 2021 and 2020, respectively, on its interest-bearing debt.

9. Leases

Lease expense for the nine months ended September 30, 2021 and 2020, amounted to $63 thousand and $60 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 24 years as of September 30, 2021. Lease payments included in operating cash flows totaled $63 thousand for the nine months ended September 30, 2021 and 2020.

The table below summarizes the Company’s lease obligations and remaining payments at September 30, 2021:

				September 30, 2021		December 31, 2020
	Lease	Lease	Remaining	Remaining	Lease	Remaining	Lease
	Type	Term	Years	Payments	Liability	Payments	Liability

Maynard Office Lease	Operating	Mar 2023	1.4	101,403	92,114	150,918	134,099
Indiana Auto Lease	Operating	Feb 2021		-	-	1,157	821
Indiana Well Lease	Operating	Dec 2048	27.2	674,810	214,060	686,809	217,890
Total				776,213	306,174	838,884	352,810
Less: current portion				(83,960)	(65,072)	(83,571)	(62,483)
Long-term leases				$ 692,253	$ 241,102	$ 755,313	$ 290,327

Remaining payments under leases are as follows at September 30, 2021:

Year	Office	Well	Amount
2021	16,901	4,000	20,901
2022	67,602	16,478	84,080
2023	16,900	16,972	33,872
2024	-	17,481	17,481
2025	-	18,006	18,006
Thereafter	-	601,873	601,873
Total Lease Payments	101,403	674,810	776,213

10. Stockholders’ equity

Recent issuances

On February 8, 2021, the Company completed a public offering of 14,950,000 Common Shares for net proceeds of approximately $119.1 million.

Warrants

The following table summarizes information about outstanding warrants at September 30, 2021, all of which were issued in conjunction with a public equity offering in January 2018:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	948,855	$3.25
Issued	—	-
Exercised	(530,414)	3.25
Expired	—	-
Outstanding at September 30, 2021	418,441	3.25
Exercisable at September 30, 2021	418,441	3.25

All remaining warrants have an expiration date of January 17, 2023.

Share-based compensation

At September 30, 2021, the Company has reserved 663,425 Common Shares issuable upon the exercise of outstanding stock options under its 2006 and 2016 Equity Incentive Plans. An additional 916,516 Common Shares are reserved for future issuance under the 2016 Equity Incentive Plan.

Restricted stock

A summary of the Company’s restricted Common Shares as of September 30, 2021, is as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2020	72,653	$1.90
Granted	43,837	6.67
Vested	(48,858)	3.20
Balance at September 30, 2021	67,632	$4.05

During the three months ended September 30, 2021 and 2020, the Company expensed $194 thousand and $160 thousand, respectively, related to the restricted stock awards. At September 30, 2021, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $193 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.5 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	657,414	$4.28
Granted	48,914	6.72
Exercised	(16,667)	6.90
Forfeited	(1,959)	6.72
Expired	(24,277)	6.39
Outstanding at September 30, 2021	663,425	$4.31
Exercisable at September 30, 2021	594,458	$4.33

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

The weighted average fair value of stock options granted during the three and nine months ended September 30, 2021, was $5.36.

The total intrinsic value of all options outstanding was $958 thousand and $3.6 million at September 30, 2021, and December 31, 2020, respectively. The total intrinsic value of exercisable options was $878 thousand and $3.2 million at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes information about options outstanding and exercisable at September 30, 2021:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
$1.88 - $2.50	524,019	7.5	487,390
$3.30 - $6.72	53,916	8.6	21,578
$7.50 - $10.80	16,403	2.6	16,403
$14.20 - $23.40	69,087	4.5	69,087
	663,425		594,458

Total share-based compensation on stock options amounted to $111 thousand and $224 thousand for the three months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $225 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.5 years.

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

12. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2021 as the Company incurred losses for the nine months ended September 30, 2021 and is forecasting additional losses through the remainder of fiscal year ending December 31, 2021, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2021. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2021, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

13. Related Party

Letter Agreement with Third Security

On July 30, 2021, the Company entered into a letter agreement (the “Letter Agreement”) with TS Aquaculture LLC (“TS Aquaculture”) and certain of its affiliates that required the Company to file a registration statement to register the shares of Common Stock held by TS Aquaculture and certain of its affiliates and keep it effective for a period of not less than 24 months. The registration statement was filed on August 5, 2021. TS Aquaculture agreed to pay all expenses incurred in connection with such registration statements. The Company and TS Aquaculture also agreed to modify the terms of the relationship agreement between the Company and TS Aquaculture as successor in interest to Intrexon Corporation (the “Relationship Agreement”) so as to restrict assignments of the rights of TS Aquaculture thereunder.

The entry into the Letter Agreement constituted a “related party transaction” as defined by Item 404 of Regulation S-K because TS Aquaculture is an affiliate and has appointed three members of the Company’s board pursuant to the Relationship Agreement. Because of this, the Letter Agreement was approved by the disinterested directors and the Audit Committee was responsible for reviewing, negotiating and approving the terms of the Letter Agreement. Additionally, the Company has a policy that the Audit Committee is responsible for the review and approval of any “related party transaction”, as such term is defined in Item 404 of Regulation S-K, after it has reviewed and considered all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related party’s interest in the transaction.

This transaction was approved by the disinterested members of the Board on July 27, 2021, upon the recommendation of the Audit Committee.

As of September 30, 2021, the registration statement filed pursuant to the Letter Agreement for the Common Stock held by TS Aquaculture and certain of its affiliates was active and no shares have been sold to date.

14. Subsequent Events

On October 12, 2021, the Company and First Farmers Bank & Trust agreed to a modification to the terms of its outstanding loan. The new terms delay the start date of certain of the loan’s negative covenants to the quarter commencing on October 1, 2022 and raises the required restricted cash balance amount from $500 thousand to $1.0 million. The loan had a balance of $4.0 million at September 30, 2021.

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

Overview

We believe that we are a leader in the field of land-based aquaculture and the use of technology for improving its productivity and sustainability. Our lead product is our GE Atlantic salmon, which received FDA approval in 2015 as the first genetically engineered animal available for sale for human consumption. We have commenced commercial activities with operations in the United States and Canada where we have received regulatory approval. We are actively engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

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

The ultimate impact of the evolving COVID-19 pandemic on our operations will depend on future developments, which cannot be predicted with confidence, and we cannot predict the extent or impact of the extended period of continued business interruption and reduced operations caused by the COVID-19 pandemic or any additional preventative or protective measures taken in response. In connection with the COVID-19 pandemic, we made modifications to biosecurity procedures at the farm sites in early 2020 to adapt to local requirements and to provide a safe work environment. Our current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at our facilities. To the extent possible, work-from-home is utilized for employees that do not have fish care responsibilities.

Due to the pandemic, we have experienced delays and cost increases in capital projects, additional challenges in our efforts to meet the capacity expectations at our existing facilities and continue to experience extended lead times on equipment purchases. We may continue to experience delays and cost increases on farm construction, purchases of capital equipment and supplies and other materials required in our operations due to vendor shortages and other labor shortages. We also expect to continue to be impacted by transportation or supply chain disruptions to our partners or customers. In addition, we are carefully managing and monitoring the impact of labor shortages on our ability to meet the annual capacity expectations at our existing facilities.

Our operations were initially impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had a negative impact on revenue and inventory value, as we were not yet an established vendor and customers were reluctant to add a new supplier during a period of depressed demand.

During the third quarter, we were impacted by a shortage of labor at our Indiana farm and increased costs for third-party processing and transportation. This had a negative effect on revenue and inventory values and resulted in higher than expected sales costs for the period. We expect this to continue for the foreseeable future.

We remain focused on maintaining a strong balance sheet, liquidity, and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to the evolving COVID-19 pandemic.

Revenue

We currently generate product revenue through the sales of our GE Atlantic salmon, conventional Atlantic salmon eggs and fry, and salmon byproducts. We expect revenues for the remainder of 2021 to slowly grow as we increase our harvesting capability at our Indiana and Rollo Bay farm sites. In the future, we believe that our revenue will depend upon the number and capacity of grow-out farms we have in operation and the market acceptance we achieve.

Production Costs

Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs are absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish biomass. The costs that are not absorbed into inventory, as well as any net realizable inventory value adjustments, are classified as production costs. As of September 30, 2021, we had sixty-one employees engaged in production activities.

Sales and Marketing Expenses

Our sales and marketing expenses currently include consulting fees for market-related activities and the cost of our salmon donation program. As of September 30, 2021, we had one employee dedicated to sales and marketing. We expect our sales and marketing expenses to increase as our production output and revenues grow.

Research and Development Expenses

As of September 30, 2021, we employed twenty scientists and technicians at our facilities on Prince Edward Island to oversee our broodstock of GE Atlantic salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;

•fees paid to contract research organizations and consultants who perform research for us;

•costs related to laboratory supplies used in our research and development efforts; and

•costs related to the operation of our field trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal service. We had fifteen employees in our general and administrative group at September 30, 2021.

Other Income (Expense)

Interest expense includes the interest on our outstanding loans and amortization of debt issuance costs. Other income (expense) includes bank charges, fees, interest income, miscellaneous gains or losses on asset disposals and realized gains or losses on investments.

Results of Operations

Comparison of the three months ended September 30, 2021, to the three months ended September 30, 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
	(unaudited)
Product revenue	$455	$68	387	569%
Operating expenses:
Product costs	4,311	1,356	2,955	218%
Sales and marketing	202	144	58	40%
Research and development	580	458	122	27%
General and administrative	2,177	1,723	454	26%
Operating loss	6,815	3,613	3,202	89%
Total other expense	50	37	13	35%
Net loss	$6,865	$3,650	3,215	88%

Product Revenue

Product revenue for the three months ended September 30, 2021 consisted of sales of our GE Atlantic salmon and conventional Atlantic salmon fry and eggs. Product revenue for the three months ended September 30, 2020 consisted of sales of conventional Atlantic salmon and eggs. We expect revenues for the remainder of 2021 to slowly grow as we increase our harvesting capability at our Indiana and Rollo Bay farm sites. During the current period, we began harvesting and selling our GE Atlantic salmon from both our Indiana and Rollo Bay farms.

Production Costs

Production costs for the three months ended September 30, 2021, were up from the corresponding period in 2020, due to production cost increases related to the commencement of harvesting at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market. Current period costs also include a net realizable inventory value adjustment of $1.5 million based on our current quarter production yields and transportation costs. Current period costs were higher as a result of lower production yields for harvested GE salmon and higher transportation costs as compared to our expectations as of the end of the second quarter of 2021.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2021, were up from the corresponding period in 2020 due to an increase in head count and promotional expenses related to marketing activities for our salmon.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021, were up from the corresponding period in 2020 due to an increase in outside contract service fees and personnel costs, offset by an increase in broodstock cost transferred to production costs for related product revenue during the period. During the current period, research activities included feed nutrition trials and discovery research in salmon immunology.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021, were up from the corresponding period in 2020 due to an increase in outside consulting and advisory fees, auditing fees, insurance costs, personnel costs, and travel, offset by a decrease in legal fees.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended September 30, 2021, and interest on debt, bank charges, gain loss on equipment and interest income for the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2021, to the nine months ended September 30, 2020.

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
	(unaudited)
Product revenue	$757	$77	680	883%
Operating expenses:
Product costs	7,713	3,238	4,475	138%
Sales and marketing	1,069	332	737	222%
Research and development	1,512	1,663	(151)	(9)%
General and administrative	6,542	5,053	1,489	29%
Operating loss	16,079	10,209	5,870	57%
Total other expense	175	74	101	136%
Net loss	$16,254	$10,283	5,971	58%

Product Revenue

Product revenue for the nine months ended September 30, 2021 consisted of sales of our GE Atlantic salmon and conventional Atlantic salmon fry and eggs. Product revenue for the nine months ended September 30, 2020 consisted of sales of conventional Atlantic salmon fry and eggs. During the current nine month period, we began harvesting and selling our GE Atlantic salmon from both our Indiana and Rollo Bay farms. We expect revenues for the remainder of 2021 to slowly grow as we increase our harvesting capability at our Indiana and Rollo Bay farm sites.

Production Costs

Production costs for the nine months ended September 30, 2021, were up from the corresponding period in 2020, due to production cost increases related to the commencement of harvesting at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market. The current nine month period also includes a net realizable inventory value adjustment of $1.5 million based on our third quarter production yields and transportation costs. Costs were higher as a result of lower production yields for harvested GE salmon and higher transportation costs as compared to our expectations as of the end of the second quarter of 2021.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2021, were up from the corresponding period in 2020 due to an increase in headcount, promotional expenses related to marketing activities for our salmon. Costs for the period also include a $514 thousand charge related to the donation program of conventional Atlantic salmon to local food charities.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021, were down from the corresponding period in 2020 due to an increase in broodstock cost transferred to production costs for related product revenue during the period, offset by increased outside contract service fees, field trials and personnel costs.  During the current period, research activities included feed nutrition trials, discovery research in salmon immunology and work on a genome study to identify genes associated with economically important traits in salmon.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021, were up from the corresponding period in 2020 due to an increase in outside consulting and advisory fees, auditing fees, insurance costs, and personnel costs, offset by a decrease in legal fees, stock compensation charges and travel.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the nine months ended September 30, 2021, and interest on debt, bank charges, gain loss on equipment and interest income for the nine months ended September 30, 2020.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,		Dollar	%
	2021	2020	Change	Change
	(unaudited)
Net cash provided by (used in):
Operating activities	$(15,111)	$(10,585)	(4,526)	43%
Investing activities	(83,819)	(1,545)	(82,274)	5,325%
Financing activities	121,331	48,840	72,491	148%
Effect of exchange rate changes on cash	27	(19)	46	(242)%
Net increase in cash	$22,428	$36,691	(14,263)	(39)%

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was primarily comprised of our $16.3 million net loss, offset by non-cash depreciation and stock compensation charges of $1.6 million and increased by working capital uses of $484 thousand. Net cash used in operating activities during the nine months ended September 30, 2020 was primarily comprised of our $10.3 million net loss, offset by non-cash depreciation and stock compensation charges of $1.5 million and increased by working capital uses of $1.8 million.

Spending on operations increased in the current period due to increases in production activities at our Rollo Bay and Indiana farm sites and outside consulting and advisory fees. Cash used by working capital increased in the current period and was driven by increases in prepaid expenses and other current assets, and receivables, offset by a reduction in inventory.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, we used $4 million for renovations to our Indiana farm site, construction charges at our Rollo Bay farm site and renovations at our Fortune Bay hatchery, $196 thousand on deposits on equipment purchases and $79.6 million on marketable securities purchases. During the same period in 2020, we used $2.6 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $100 thousand in proceeds from the sale of equipment and $1 million in net proceeds from a legal settlement.

We expect expenditures on capital projects to increase in future periods as we commence construction of our Ohio farm. We currently estimate the construction costs to be in the range of $290 million to $320 million, including a reserve for potential contingencies of $30 million. We expect to finance this project cost through a combination of cash on hand and debt. Estimating the cost and timing for the completion of this new and complex capital project is inherently difficult and subject to change based on a number of factors, including design changes, fluctuating costs of materials, labor shortages, the impact of the COVID-19 pandemic, construction delays, dependence on contractors, financing costs, customer requirements and unexpected complications.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, we received approximately $119.1 million in net proceeds from the issuance of Common Shares in a public offering, $1.7 million from the exercise of warrants, and $606 thousand from new debt. This was offset by $120 thousand in debt repayment. During the same period in 2020, we received approximately $44 million in net proceeds from the issuance of Common Shares in two public offerings, $524 thousand from the exercise of warrants, and $4.1 million from new debt. This was offset by $50 thousand in the repayment of debt.

Future Capital Requirements

In February 2021, we completed an equity raise with net proceeds of $119.1 million and we have $198 million of cash, cash equivalents and marketable securities as of September 30, 2021. While we have experienced net losses and negative cash flows from operations since inception, we believe that we have sufficient cash to meet our requirements for at least the next twelve months from the filing date.

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

There have been no material changes to these estimates, or the policies related to them, during the nine months ended September 30, 2021. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following sections provide quantitative information on our exposure to interest rate risk and foreign currency exchange risk. We make use of sensitivity analyses, which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At September 30, 2021, and December 31, 2020, we had $6.0 million in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers Bank and Trust, which has a rate reset in July 2025.

Foreign Currency Exchange Risk

Our functional currency is the U.S. Dollar. The functional currency of our Canadian subsidiary is the Canadian Dollar, and the functional currency of our U.S. and Brazil subsidiaries is the U.S. Dollar. For the Canadian Subsidiary, assets and liabilities are translated at the exchange rates in effect at the balance sheet date, equity accounts are translated at the historical exchange rate, and the income statement accounts are translated at the average rate for each period during the year. Net translation gains or losses are adjusted directly to a separate component of accumulated other comprehensive loss within shareholders’ equity.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2021, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 9, 2021, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and for the quarter ended June 30, 2021, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 or our 10-Q for the quarter ended March 31, 2021 and for the 10-Q for the quarter ended June 30, 2021. You should carefully review the risks described below and those described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission, in evaluating our business. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below, elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K, and in our Quarterly Report on 10-Q for the quarter ended March 31, 2021 and for the quarter ended June 30, 2021. See “Cautionary Note Regarding Forward-Looking Statements” for information relating to these forward-looking statements.

Risks Relating to our Business and Operations

We have a history of net losses and will likely incur future losses and may not achieve or maintain profitability.

In the period from incorporation to September 30, 2021, we have incurred cumulative net losses of approximately $165 million. These losses reflect our personnel, research and development, production and marketing costs. We have constructed a 250-metric-ton annual capacity production facility in Rollo Bay and in 2017 we acquired a facility in Indiana, which has undergone renovations to increase its annual capacity to 1,200 metric tons. We expect revenues to be modest for the remainder of 2021 as we increase our harvesting capability at our Indiana and Rollo Bay farms. However, our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable.

Our business plans include the need for substantial additional capital and we may not be able to implement our strategy as planned or at all.

Our strategy depends on our ability to develop and construct additional farms, including our planned Ohio farm. We have not yet begun construction of this farm and its construction, and others in the future, is contingent on a number of significant uncertainties, including those described below. As a result, we may be unable to construct such facilities as planned or at all. We may not be able to obtain the financing necessary to commence construction of our proposed facilities. We estimate that the construction cost for the Ohio farm will range between $290 million and $320 million, although this figure is likely to change as we finalize the design and proceed with construction. We do not have the financial resources required to commence the construction of the Ohio farm. We will seek to raise part of these necessary funds through debt financing. We may also need further funding if there are delays in construction or increased construction costs at our proposed construction site in Ohio. We may finance unanticipated construction costs by issuing equity securities or debt. The delay or failure of regulatory bodies to approve our construction plans, disruption and volatility in the financial markets, tighter credit markets and a downturn in the seafood market may negatively impact our ability to obtain financing. We may not have access to the required funding, or funding may not be available to us on acceptable terms.

While we are currently negotiating the terms of the acquisition of the site in Ohio for this farm, if we are unable to secure this location or others for future farms that satisfy our requirements, our business and results of operations would be materially and adversely impacted.

We may not be able to obtain the approvals and permits that will be necessary in order to construct our facilities as planned. We will need to obtain a number of required permits in connection with the hydrology, construction and operation of our farms, which is often a time-consuming process. If we experience delays in obtaining the required approvals and permits for our farms, our expected construction start date, commercial stocking and first sale of our GE salmon may be delayed. If we are unable to obtain the required approvals and permits for our farms, we will not be able to construct the farms. In addition, federal, state and local governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

We have encountered cost increases in the expected construction cost of the Ohio farm, and may encounter further unanticipated difficulties and cost overruns in constructing this farm and other future farms. Preparing cost and timing estimates for complex RAS farms is inherently difficult and subject to change based on a number of factors, including site availability and characteristics, design changes, fluctuating costs of materials, labor shortages, the impact of the COVID-19 pandemic, construction delays, dependence on contractors, financing costs, customer requirements and other unexpected complications. As a result, we may encounter unanticipated difficulties and the construction and development of our proposed farms may be more costly or time-consuming than we anticipate.

Delays and defects may cause our costs to increase to a level that would make one or more of our farms too expensive to construct or unprofitable. We may suffer significant delays or cost overruns at our farms that could prevent us from commencing operations as expected as a result of various factors. These factors include shortages of workers or materials, construction and equipment cost escalation, transportation constraints, adverse weather, unforeseen difficulties or labor issues, or changes in political administrations at the federal, state or local levels that result in policy change towards genetically engineered foods in general or our products and farms in particular. Defects in materials or workmanship could also delay the commencement of operations of our planned farms, increase production costs or negatively affect the quality of our products. Due to these or other unforeseen factors, we may not be able to proceed with the construction or operation of our farms in a timely manner or at all.

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

Global health concerns like the coronavirus pandemic could in themselves result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, such as the shortage of packaging workers and transportation suppliers that we have experienced leading to slower and more expensive harvests; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, including salmon in the institutional sales chain that includes restaurants, has fallen, with a resulting drop in the prices for those goods and services. We have been impacted by the reduction in food service demand for salmon due to the pandemic in the form of significantly lower than expected sales and a reduction in the value of our inventory. In response to the COVID-19 pandemic, we have provided our administrative employees with the option to work remotely, and we have limited the number of staff in any given area of our farm sites. We have also implemented policies and procedures at our farms to react to any outbreak of the virus.

As a result of the COVID-19 pandemic, we have and may continue to experience disruptions that could severely impact our business, including disruptions or restrictions on our ability to travel, obtain regulatory approvals from the FDA and other regulators, pursue partnerships and other business transactions, conduct production activities, and make shipments, as well as be impacted by the temporary closure of the facilities of suppliers. While we have taken steps to address the impact of the coronavirus on our operations, we and our service providers have experienced labor and transportation shortages that have slowed the pace and increased the expense of commercial harvests of our products. In addition, labor shortages are creating additional challenges to our efforts to meet the annual harvest expectations at our existing facilities, which has necessitated increased culling to rebalance the biomass of our fish and lower our stocking densities. Though we believe this action will position us to achieve an annual harvest volume of 1,200 metric tons at the farm, we do not expect to reach this level during the next twelve months.

We also cannot presently predict the scope and severity of any additional business shutdowns or disruptions or the future impact on consumer demand. For example, we have been primarily impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had and continues to have a negative impact on our revenue and inventory value. If we or any of the third parties with whom we engage, including suppliers, distributors, service providers, regulators, and overseas business partners, experience additional or continued shutdowns or other disruptions, or consumer demand remains materially reduced, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, our anticipated revenues could decrease, and our costs and expenses could continue to rise as a result of our efforts to address such disruptions.

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

Our technologies include the use of genetic engineering. Public perception about the safety and environmental hazards of, and ethical concerns over, genetically engineered products could influence public acceptance of our technologies and products. Activist groups opposing the genetic engineering of organisms have in the past pressured a number of retail food outlets and grocery chains to publicly state that they will not carry genetically engineered Atlantic salmon, and they could file lawsuits to prevent the production and sale of our products. If we are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, products using our technologies may not be accepted in the marketplace, and demand for our products could fall short of what we expect. These concerns could also result in increased expenses, regulatory scrutiny, delays, or other impediments to implementation of our business plan. For example, in January 2021 the House of Representatives introduced the Prevention of Escapement of Genetically Altered Salmon in the United States Act (“HR 273”), which would prohibit our business unless we obtain permits from the Under Secretary of Commerce for Oceans and Atmosphere, in consultation with the Director of the United States Fish and Wildlife Service and other agencies.

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

Our operations are subject to a variety of federal, state, local, and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, international shipment, storage, handling, disposal of, and human exposure to our products in both the United States and overseas, including regulation by governmental regulatory agencies, such as the FDA and the U.S. Environmental Protection Agency. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations. Additional laws and regulations, such as HR 273, could be adopted in the future further regulating our business.

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

Further, in January 2021, the U.S. House of Representatives introduced HR 273, which would place significant restrictions and regulatory requirements on our business.  This act is currently under review by the House of Representatives’ natural resources committee.

Additional regulatory and lawmaking activity within the United States and abroad could increase our costs and/or delay or prevent the production and sales of our AquAdvantage salmon.

We may be required to write-down the value of our inventory if its net realizable value is less than its accumulated cost at the end of a reporting period.

Our fish-in-process inventory is a biological asset and is stated on our balance sheet at the lower of cost or net realizable value, where net realizable value is calculated as the estimated market price less the estimated costs of processing, packaging and transportation. Any adjustments to the carrying value of inventory are reported as a component of production costs on our income statement. Such adjustments may be material in any given period and could adversely affect our financial condition and results of operations. Until such time as our net realizable value is consistently in excess of inventory costs, our inventory may be subject to significant market value risk. During the third quarter of 2021, we recognized a $1.5 million charge to reduce the value of our inventory to its net realizable value, based on our current quarter production yields and transportation costs which were higher than our expectations as of the end of the second quarter of 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Letter Agreement with Third Security

On July 30, 2021, we entered into a letter agreement (the “Letter Agreement”) with TS Aquaculture LLC (“TS Aquaculture”) and certain of its affiliates that required that we file a registration statement to register the shares of Common Stock held by TS Aquaculture and certain of its affiliates and keep it effective for a period of not less than 24 months. The registration statement was filed on August 5, 2021. TS Aquaculture agreed to pay all expenses incurred in connection with such registration statements. We and TS Aquaculture also agreed to modify the terms of the relationship agreement between us and TS Aquaculture as successor in interest to Intrexon Corporation (the “Relationship Agreement”) so as to restrict assignments of the rights of TS Aquaculture thereunder.

The entry into the Letter Agreement constituted a “related party transaction” as defined by Item 404 of Regulation S-K because TS Aquaculture is an affiliate and has appointed three members of our board pursuant to the Relationship Agreement. Because of this, the Letter Agreement was approved by the disinterested directors and the Audit Committee was responsible for reviewing, negotiating and approving the terms of the Letter Agreement. Additionally, the Company has a policy that the Audit Committee is responsible for the review and approval of any “related party transaction”, as such term is defined in Item 404 of Regulation S-K, after it has reviewed and considered all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related party’s interest in the transaction.

This transaction was approved by the disinterested members of the Board on July 27, 2021, upon the recommendation of the Audit Committee.

As of September 30, 2021, the registration statement filed pursuant to the Letter Agreement for the Common Stock held by TS Aquaculture and certain of its affiliates was active and no shares have been sold to date.

Indemnification Agreements

On July 27, 2021, the Board approved an Indemnification Agreement for our officers and directors. A separate version of the Indemnification Agreement was approved for directors appointed by Third Security.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Letter Agreement between the Registrant and Third Security and its affiliates dated July 30, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2021, and incorporated herein by reference).

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

AQUABOUNTY TECHNOLOGIES, INC.

November 4, 2021	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

November 4, 2021	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)