Form 10-K
period 2021-12-31
AquaBounty Technologies, Inc.
filed 2022-03-10
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At June 30, 2021, the aggregate market value of the 43,685,796 shares of common stock held by non-affiliates of the registrant was approximately $234.2 million. At March 9, 2022, the registrant had 71,025,738 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2022 (the “2022 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10‑K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements in this Annual Report on Form 10‑K include, but are not limited to, statements about:

•the anticipated benefits and characteristics of AquaBounty’s genetically engineered AquAdvantage salmon (“GE Atlantic salmon”) product;

•the implementation and likelihood of achieving the business plan, future revenue, and operating results;

•our plans for (including without limitation, projected costs, locations and third-party involvement) and the timing of the development of new farms and the output of those farms (including our Pioneer, Ohio farm);

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

•Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all.

•Ethical, legal, and social concerns about genetically engineered products could limit or prevent the use of our products and limit our revenues.

•We may have limited success in gaining consumer acceptance of our products.

•Our business is affected by the quality and quantity of the salmon that we harvest.

•We may experience a significant fish mortality event in our broodstock or our production facilities that could impact the price of our common stock.

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

•Security breaches, cyber-attacks and other disruptions could compromise our information, expose us to fraud or liability, or interrupt our operations, which would cause our business and reputation to suffer.

•The successful development of our business depends on our ability to efficiently and cost-effectively produce and sell salmon at large commercial scale.

•Our ability to generate revenue to support our operations depends on maintaining regulatory approvals for our GE Atlantic salmon and our farm sites and obtaining new approvals for farm sites and the sale of our products in other markets, the receipt of which is uncertain.

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

•The loss of our GE Atlantic salmon broodstock could result in the loss of our commercial technology.

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

•If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our commercialization plans or harm our research and development efforts, and we may be unable to sell or develop our own products.

•The price of our shares of common stock is likely to be volatile.

•Our share price and our ability to raise additional funds may depend on our success in growing, or our perceived ability to grow, our GE Atlantic salmon successfully and profitably at commercial scale.

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

At AquaBounty, we believe we are a leader in the field of land-based aquaculture and the use of technology for improving its productivity and sustainability. Our objective is to ensure the availability of high-quality seafood to meet growing global consumer demand, while addressing critical production constraints in one of the most popular farmed species. We are committed to feeding the world efficiently, sustainably and profitably.

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

Our GE Atlantic salmon is based upon proprietary salmon genetics and grows to harvest size faster than conventional Atlantic salmon. Our salmon was approved for production, sale, and consumption in the United States on November 19, 2015 by the U.S. Food and Drug Administration (“FDA”). This was followed by an approval from Health Canada for the production, sale, and consumption of our salmon in Canada on May 19, 2016 and an approval from the National Biosafety Technical Commission for the sale and consumption of our salmon in Brazil on May 12, 2021. Consequently, we have received approvals for our product from what we believe are three of the most respected and rigorous regulatory agencies in the world.

We farm our GE Atlantic salmon in land-based, recirculating aquaculture systems (“RAS”), which allow inland fish farms to be established close to major demand centers in a profitable and environmentally sustainable manner. We believe that our 25 years of experience growing salmon in land-based farms, coupled with the unique genetics of our faster-growing GE Atlantic salmon, provides us with a competitive advantage and an opportunity to establish multiple salmon farms throughout North America and the world.

We currently have two salmon farms in production – a 1,200 metric ton facility in Indiana and a 250 metric ton demonstration facility on Prince Edward Island, Canada. Our plans include the construction of a new 10,000 metric ton farm in Pioneer, Ohio during the next twenty-four months and an additional three to four new 10,000 metric ton farms in North America at sites close to consumer consumption over the next seven-to-ten years. We are also pursuing regulatory approval for our GE Atlantic salmon in Israel and China, with the goal of entering those markets with local partners in the form of joint ventures or licensing arrangements. Additionally, we plan to utilize our expertise in biotechnology and RAS operations to enter complimentary areas of the aquaculture industry.

Our strategy is to continually strengthen our core capabilities, scale our business and pursue growth opportunities.

Market Drivers

Population Growth Drives Demand for Food Protein

According to FAO, the global population is projected to exceed 9 billion people by 2050, or roughly 26% growth over the next 28 years. Along with this increase is a growing middle class with more disposable income, which is driving increased demand for protein food sources. And according to FAO, global fish consumption has been growing faster than all other animal protein foods.

Traditional Fisheries Cannot Meet the Demand

The increased demand for fish protein cannot be satisfied from traditional capture fisheries. FAO states that over 90% of the world's fisheries are fully fished or overfished. Total production from global capture fisheries has been relatively stable since the late-1980s, with catches generally fluctuating between 86 million metric tons and 93 million metric tons per year, reaching 96 million metric tons in 2018. In contrast, over the same period, aquaculture fish production has grown from 14 million metric tons to a level of 82 million metric tons in 2018 and now accounts for 46% of global fish production. Feeding the growing population and meeting the demand for fish protein will require aquaculture production to almost double by 2050.

The chart below depicts the projected gap between supply and demand over the next 28 years.

Source: FAO - The State of World Fisheries and Aquaculture 2020 for actual data through 2018. Company estimates based on FAO data for projections through 2050.

Salmon Farming

Atlantic salmon farming is a major industry in the cold-water countries of the northern and southern hemispheres. According to FAO, global tonnage of Atlantic salmon aquaculture production grew by approximately 2% annually between 2015 and 2019, reaching 2.6 million metric tons with a value of over $17 billion. We believe that the aquaculture industry – and in particular salmon farming – is poised for significant growth in the coming years, as the global population expands and consumers seek out high-quality proteins. However, the near-term outlook will continue to be influenced by the COVID-19 pandemic and its impact on both production and demand.

Below is a break-down by major producing country for the time period 2015 through 2019, which is the last year for which data is readily available from FAO.

Worldwide Atlantic Salmon Production by Country (in metric tons)

Country	2015	2016	2017	2018	2019
Norway	1,303,346	1,233,619	1,236,353	1,282,003	1,364,042
Chile	608,546	532,225	614,180	661,138	701,984
United Kingdom	172,146	163,135	189,707	156,025	190,500
Canada	121,926	123,522	120,553	123,184	118,630
Faroe Islands	80,600	83,300	86,800	78,900	95,000
Australia	48,331	56,115	52,580	61,227	56,989
Ireland	13,116	16,300	18,342	11,984	11,333
United States	18,719	16,185	14,685	16,107	16,491
All other	14,549	22,592	25,163	35,205	60,993
Volume-Worldwide (mt)	2,381,279	2,246,993	2,358,363	2,425,773	2,615,962

Source: FAO - Fisheries and Aquaculture Information and Statistics Service - 2/9/2022

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

Our GE Atlantic Salmon

Our GE Atlantic salmon program (“AquAdvantage”) began over 30 years ago and is based upon a single, specific molecular modification in our salmon that results in more rapid growth during early development. The result is a genetically engineered Atlantic salmon that can grow to market size faster than a conventional farmed Atlantic salmon.

The original research on the Atlantic salmon was conducted at Memorial University in Newfoundland, Canada, by a team seeking to protect the fish from the effects of the cold waters of the North Atlantic Ocean. They discovered that the single genetic change made by placing a second copy of the salmon growth hormone gene under the control of an alternative genetic promoter (gene switch) from the ocean pout resulted in more consistent levels of growth hormone being released, which accelerated the early stages of the salmon’s development, a time period when the salmon are more susceptible to disease and mortality. The accelerated growth allows these fish to reach a marketable size sooner. This can reduce farming time in a RAS facility from roughly 26 to 28 months for conventional Atlantic salmon to roughly 18 to 20 months for our salmon.

This accelerated growth has economic and environmental advantages. The faster life cycle from birth to harvesting of our salmon, as compared to conventional salmon, allows it to be produced more economically in contained, land-based RAS farms. Although RAS farms require greater capital investment than the sea cage approach, we believe that the higher costs are offset by more efficient growth and a shorter transportation distance to market. Compared to conventional salmon grown in a RAS farm with a similar capital investment, we can produce approximately 70% more of our GE Atlantic salmon each year. Our fish are also 25% more efficient at converting their feed to biomass, which represents a significant cost advantage as feed is the largest variable cost of growing salmon.

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

Intellectual Property

Our GE Atlantic salmon is based upon a single, specific molecular modification in the fish that results in more rapid growth in early development. The patent for the underlying technology, which had been issued in certain salmon producing countries, expired in August 2013 and we currently hold a global, perpetual, royalty-free, fully paid, sub-licensable, assignable, non-exclusive right to the technology covering genetically engineered salmonid fish that express endogenous growth hormone under the control of a protein gene promoter from an edible fish. Despite the expiration of the patent for the licensed technology, we believe that the degree of know-how in the molecular modification process and the regulatory timescales associated with approval of genetically engineered fish present significant barriers to entry and a competitive advantage.

We rely on a combination of patent, trademark, and trade secret laws in the United States and applicable foreign jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes, and brand. In December 2015, we were granted a U.S. patent for our molecular sterility system, which renders sterile the progeny of any female fish carrying a defined maternal sterility gene. Subsequently, the maternal sterility patent has been issued in Australia, Brazil, Canada, Chile, Japan, and the Republic of Korea. While the technology described in the sterility system patent is not required under any of our current regulatory approvals, the technology may be desirable in the future to obtain or maintain regulatory approvals.

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

Regulatory Legal Challenge

On March 30, 2016, a coalition of non-governmental organizations (“NGOs”) filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AquAdvantage salmon. Subsequently, AquaBounty joined the case as an intervenor to protect our interests. Shortly thereafter, the Fish and Wildlife Service was dismissed from the case. The NGOs, including the Center for Food Safety and Friends of the Earth, claimed that the FDA had no statutory authority to regulate genetically engineered animals, and, if it did, that the agency failed to adequately analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that AquAdvantage salmon could escape and threaten endangered wild salmon stocks. In December 2019 the court found that the FDA did have authority/jurisdiction over genetically engineered animals under the FFDCA, and in November 2020, the court remanded the EA to the FDA for further work on its NEPA and Endangered Species Act (“ESA”) assessments. In December 2020, the plaintiffs filed a motion to alter or amend the judgment. In February 2021, the judge denied that motion. The court’s decisions do not have a current business impact on AquaBounty’s egg production on Prince Edward Island, Canada or AquaBounty’s salmon production in Albany, Indiana. AquaBounty is working with the FDA on the NEPA and ESA regulatory matters.

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

Production of AquAdvantage salmon in the United States also requires compliance with environmental regulations and local site permitting statutes. In addition, every production site for AquAdvantage salmon in the United States requires approval by the FDA of both a Supplemental NADA and satisfaction of corresponding obligations under NEPA, as well as compliance with local permitting requirements for construction of grow-out facilities. We expect that we may incur significant costs to comply with these environmental and regulatory requirements, which could be a multi-year process to complete for each production site, though conducted in parallel with our construction timelines.

Labeling and Disclosure Standard

There have been surveys cited by various NGOs that indicate that consumers are reluctant to purchase genetically engineered food and that they would like to see labeling in order to avoid it. Many states reacted to this by enacting genetically engineered food labeling laws. Consequently, in response to the potential for state-by-state labeling laws, Congress passed the National Bioengineered Food Disclosure Law (“Disclosure Standard”) in 2016, which directed USDA to establish a national mandatory standard for disclosing foods that are or may be bioengineered. The Disclosure Standard requires food manufacturers, importers, and certain retailers to ensure bioengineered foods are appropriately disclosed. The Disclosure Standard came into effect on January 1, 2022, but we began complying in 2021 on a voluntary basis when our salmon began to be harvested and sold.

In conjunction with the bioengineered disclosure, we also have begun to educate consumers on the benefits of our GE Atlantic salmon versus conventional Atlantic salmon, including its 25% improved feed conversion (meaning less feed is needed to produce the same harvest), a lower carbon footprint due to local production, reduced impact on the environment, reduced exposure of the fish to environmental toxins due to use of land-based aquaculture systems, and reduced reliance on vaccines or antibiotics due to improved biosecurity.

In December 2019, the 2020 Appropriations Act was signed into law, which was reintroduced and passed in 2021, which contained an amendment that requires that any genetically engineered animal approved by FDA prior to the effective date of the Disclosure Standard shall include the words ‘‘genetically engineered’’ prior to the existing acceptable market name. While we believe that this labeling requirement is unnecessary and redundant to the requirement of the Disclosure Standard, we have and will continue to comply with all applicable laws.

Our compliance with these laws and regulations may be onerous and could increase our cost of doing business, impact our competitive position relative to our peers or otherwise have an adverse impact on our business, reputation, financial condition and operating results. For more information about government regulations applicable to our business, refer to “Risk Factors” in Item 1A.

U.S. Market

According to the U.S. Department of Commerce (“DOC”), in 2019 the United States imported a record 886 million pounds (402 thousand metric tons) of Atlantic salmon with an aggregate market value of approximately $4.0 billion, or $4.49 per pound. The vast majority of the imported Atlantic salmon originated from Chile, Canada, and Norway. The Atlantic salmon farming industry in the United States contracted significantly beginning in the 1990s in the face of environmental concerns and lower costs of production from foreign sources, notably Chile. According to FAO, a total of only 36 million pounds (16.5 thousand metric tons) of farmed Atlantic salmon was produced in the United States in 2019, representing only 4.0% of the total farmed Atlantic salmon supplied to the country.

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

However, currently we do not expect that this will have a significant impact on overall consumer demand and product placement in the marketplace generally, and in particular the wholesale marketplace. To date, large wholesalers have not followed the example of these retailers, and we have sold our GE Atlantic salmon from both our Indiana and Prince Edward Island farms since commencing harvesting in May 2021. We believe that there will be sufficient demand from smaller retailers, wholesalers, and institutional seafood buyers to absorb our projected production. We believe that the FDA approval reinforces the message that our salmon is a safe and nutritious seafood product that is identical to conventional farmed Atlantic salmon.

We believe that consumer sentiment towards genetically engineered foods is evolving. Based on market research that we commissioned, the top attributes for consumer selection of farm-raised salmon are availability, affordability, freshness, safety, and taste. According to the poll conducted, 53% of respondents had a first impression of genetically engineered food that was neutral to very positive; 60% were neutral to very likely to purchase genetically engineered products they buy regularly if labeled as such; 70% were neutral to very likely to purchase genetically engineered products they buy regularly if labeled with the USDA Bioengineered Disclosure Symbol; 81% were neutral to very positive to the AquaBounty and our GE Atlantic salmon story and product benefits; and 70% were likely to purchase and try our salmon at least once.

Sales Plan

The salmon distribution system in the United States is complex and varied. Participants include fishermen, fish farmers, processors, importers, secondary processors, broadline distributors, specialty seafood distributors, brokers, traders, and many different kinds of retail and food service companies. Salmon distribution channels are evolving, with fewer and larger distributors handling an increasing share of total volume and an increasing share of salmon being sold directly by large fish-farming companies and large wild salmon processors to large retail and food service chains. Our GE Atlantic salmon is currently being sold into this distribution network with an initial focus on seafood distributors and wholesalers. This is due to our limited supply of fish, which necessitates our being selective in bringing on new customers. We expect that once our Ohio farm is in commercial operation, we will be able to expand our customer depth and breadth and increase our channel coverage.

As a commodity food item, the price of Atlantic salmon is variable based on the supply and demand for product weekly. We base our pricing on a published index by Urner Barry, which provides comprehensive market coverage across all major center-of-the-plate food proteins, taking into account differences for fish size and quality.

Competition

The global Atlantic salmon farming industry includes several very large companies with operations in each of the major producing countries. Consolidation has been evident in the past few years as producers attempt to gain competitive cost advantages while overcoming the regulatory challenges associated with developing new marine farm sites. Major market producers include the following companies: Mowi, Aquachile, Cermaq, Leroy Seafood Group, SalMar, Cooke Aquaculture, and Bakkafrost. According to Kontali, these seven companies accounted for approximately 47% of the Atlantic salmon produced in 2019. Since salmon is primarily sold as a commodity in the United States, we will compete against these well-established, sea-cage production companies.

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

Operations

Current Production

We currently have two salmon farms in production – a refurbished 1,200 metric ton facility in Indiana and a 250 metric ton demonstration facility on Prince Edward Island. Our first harvests of conventional salmon in Indiana commenced in June 2020 and our first harvests of our GE Atlantic salmon commenced in June 2021 at both of our farms. At December 31, 2021, we had a total farm biomass of 469 metric tons.

Impact of COVID-19

Although COVID-19 vaccines have become more readily available in the United States and other parts of the world, several variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and the Company continues to monitor its status.

The ultimate impact of the evolving COVID-19 pandemic on our operations will depend on future developments, which cannot be predicted with confidence, and we cannot predict the extent or impact of the extended period of continued business interruption and reduced operations caused by the COVID-19 pandemic or any additional preventative or protective measures taken in response. In connection with the COVID-19 pandemic, we made modifications to our biosecurity procedures at our farm sites in early 2020 to adapt to local requirements and to provide a safe work environment. Our current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at our facilities. In certain circumstances, we utilized, and continue to utilize, work-from-home arrangements for employees that do not have fish care responsibilities.

As a result of the COVID-19 pandemic, we have experienced delays and cost increases in capital projects, additional challenges in our efforts to meet the capacity expectations at our existing facilities and we continue to experience extended lead times on equipment purchases. We may continue to experience delays and cost increases on farm construction, purchases of capital equipment and supplies and other materials required in our operations due to vendor shortages and labor shortages. We also expect to continue to be impacted by transportation or other supply chain disruptions to our partners or customers. In addition, we are carefully managing and monitoring the impact of labor shortages on our ability to meet the annual capacity expectations at our existing facilities.

We were initially impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had a negative impact on revenue and inventory value, as we were not yet an established vendor and customers appeared reluctant to add a new supplier during a period of depressed demand.

During the second half of 2021, we were impacted by a shortage of labor at our Indiana farm and increased costs for third-party processing and transportation. This had a negative effect on revenue and inventory values and resulted in higher than expected sales costs for the period. This is expected to continue for the foreseeable future.

We remain focused on maintaining a strong balance sheet, liquidity, and financial flexibility and we continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective related to the evolving COVID-19 pandemic.

North America Plan

Our longer-term business plan contemplates that we will construct and operate four to five new, land-based RAS farms in North America at locations close to consumer consumption. Our target is to achieve an annual production output of at least 50,000 metric tons within the next seven to ten years.

During 2021, we selected Pioneer, Ohio as the site location for our first 10,000 metric ton farm. Based on the engineering design that has been completed, we have estimated that the roughly 479,000 square foot facility will cost between $290 million and $320 million to construct. We have commenced site construction activities and our targeted timeline for the introduction of our first batch of GE Atlantic salmon eggs is the end of 2023, pending the required facility approval by the FDA. Our plan to finance the construction of the farm includes both equity and debt components. In October 2021, the Board of Directors of the Toledo-Lucas County Port Authority approved the issuance of up to $300 million in municipal bonds for our project. We are currently proceeding with the bond financing and expect to close the transaction in the second quarter of 2022.

The work that we have done to date on the design of the Ohio farm will serve as a template for future farm projects, though we will continue to incorporate the learnings from our current farm operations and our philosophy of continual improvement. The picture below shows a design rendering of the inside of the farm.

Source: AquaBounty

Egg Production

We have scaled-up our egg production capability at our Fortune and Rollo Bay hatcheries on Prince Edward Island and we can now produce over 10 million eyed eggs annually, which is more than our current internal demand. As there is a shortage of supply of salmon eggs in the market, we have begun to sell our excess conventional salmon eggs and fry to other salmon farmers. We have also made the decision to increase our egg production capacity over the next several years to 30 million eyed eggs annually, which would be sufficient to stock six 10,000 metric ton farms.

International Plans

While our primary focus is on North America, we also plan to expand internationally, targeting those markets that are net salmon importers, unable to supply their domestic needs and where we believe we will have success in gaining further regulatory approvals and consumer acceptance. Once approved in these locations, we plan to commercialize through a combination of partnerships, joint ventures, and licensing arrangements. Consequently, we have targeted Brazil, Israel and China as potential markets. In Brazil, we have received approval for the sale and consumption of our fish, and we are now seeking to identify a local partner. In Israel, we have selected a partner and we are preparing our regulatory application. In China, we have received approval from regulators to conduct field trials and have reviewed the commercial landscape. Once field trials are underway, we will commence a search for a local partner.

Growth Strategy

Optimizing Technology and Innovating for the Future

We are exploring the potential development of a range of additional products, including a second generation of our GE Atlantic salmon to help ensure 100% sterility, molecular sterility systems to provide an improved means of sterility for farmed fish, and improved methods for generating genetically engineered fish.

Our primary research and development operations are located in our owned hatcheries on Prince Edward Island. As of December 31, 2021, we employed 34 scientists and technicians to oversee our broodstock, as well as the lines of fish we maintain for research and development purposes. In addition, we contract some research activities to third parties. In the future, we may enter into other partnerships and collaboration agreements to advance our research and development efforts.

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

Human Capital Resources

We believe in the positive impact that a team-based management structure delivers. We empower our people by placing decision making power at the team level; driven by those closest to the work. We provide training opportunities to our teams to continually improve their decision-making skills. Our recent development initiatives included introduction to lean and continuous improvement, leadership coaching skills, and goal setting and coaching performance. We believe such initiatives ensure our team’s alignment with our company’s expectations, and when coupled with our confidence in our people’s abilities, our team is positioned to succeed.

As of December 31, 2021, we had 95 team members, 72 of which were in our farm operations and 11 in research and technical support functions. As of December 31, 2021, we had 12 corporate team members who provided support to all of our operations and were responsible for the execution of all corporate functions, including executive, operational, finance, information technology, legal, and corporate communications. None of our team members are represented by a labor union, and we consider our employee relations to be good.

We structure our compensation packages to compete for the best talent. Our compensation packages include a competitive base salary and health and wellness benefits, along with a 401(k) retirement plan that includes a Company match.

We made modifications to our biosecurity procedures at our farm sites in response to the COVID-19 pandemic, including segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at our facilities. In certain circumstances, we utilized, and continue to utilize, work from home arrangements for team members that did not have fish care responsibilities.

Recent Events

During 2020, we completed a series of public offerings, resulting in the aggregate issuance of 33,028,000 shares of common stock for net proceeds of approximately $104.6 million and we issued 713,449 shares of common stock through the conversion of outstanding warrants for total proceeds of $2.3 million.

During 2021, we completed a public offering of 14,950,000 shares of common stock for net proceeds of approximately $119.2 million.

As of December 31, 2021, we had a balance of $191.2 million in cash and cash equivalents, marketable securities and restricted cash.

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

In the period from incorporation to December 31, 2021, we have incurred cumulative net losses of approximately $171 million. These losses reflect our personnel, research and development, production and marketing costs. We have constructed a 250 metric ton annual capacity production facility in Rollo Bay and in 2017 we acquired a facility in Indiana, which has undergone renovations to increase its annual capacity to 1,200 metric tons. We expect revenues to grow modestly in 2022 as we increase our weekly harvesting capability at our Indiana farm. However, our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable.

Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all.

Our strategy depends on our ability to develop and construct additional farms, including our planned Ohio farm. We have not yet begun construction of this farm and its construction, and others in the future, is contingent on a number of significant uncertainties, including those described below. As a result, we may be unable to construct such facilities as planned or at all. We may not be able to obtain the financing necessary to commence construction of our proposed facilities. We estimate that the construction cost for the Ohio farm will range between $290 million and $320 million, although this figure is likely to change as we finalize the design and proceed with construction. We do not have the financial resources required to fully finance the construction of the Ohio farm. We will seek to raise part of these necessary funds through debt financing. We may also need further funding if there are delays in construction or increased construction costs at our proposed construction site in Ohio. We may finance unanticipated construction costs by issuing equity securities or debt. The delay or failure of regulatory bodies to approve our construction plans, disruption and volatility in the financial markets, tighter credit markets and a downturn in the seafood market may negatively impact our ability to obtain financing. We may not have access to the required funding, or funding may not be available to us on acceptable terms.

While we are currently completing the remaining contingencies for the acquisition of the site in Ohio for this farm, if we are unable to secure this location or others for future farms that satisfy our requirements, our business and results of operations would be materially and adversely impacted.

We may not be able to obtain the approvals and permits that will be necessary in order to construct our facilities as planned. We will need to obtain a number of required permits in connection with the hydrology, construction and operation of our farms, which is often a time-consuming process. If we experience delays in obtaining the required approvals and permits for our farms, our expected construction start date, commercial stocking and first sale of our GE Atlantic salmon may be delayed. If we are unable to obtain the required approvals and permits for our farms, we will not be able to construct the farms. In addition, federal, state and local governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

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

Our technologies include the use of genetic engineering. Public perception about the safety and environmental hazards of, and ethical concerns over, genetically engineered products could influence public acceptance of our technologies and products. Activist groups opposing the genetic engineering of organisms have in the past pressured a number of retail food outlets and grocery chains to publicly state that they will not carry genetically engineered Atlantic salmon, and they could file lawsuits to prevent the production and sale of our products. If we are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, products using our technologies may not be accepted in the marketplace, and demand for our products could fall short of what we expect. These concerns could also result in increased expenses, regulatory scrutiny, delays, or other impediments to implementation of our business plan. For example, in January 2021, Representative Don Young of Alaska introduced legislation (HR-273), which was referred to the House Natural Resources Committee. The legislation, if passed, would prohibit our business unless we obtain an exemption from the Department of Commerce's National Oceanic and Atmospheric Administration, who in consultation with the Fish and Wildlife Service, would need to conduct additional environmental assessments to show “no significant impact.” In July 2021, Congressman Young testified before the House Natural Resources Committee’s sub-committee on Water, Oceans and Wildlife with respect to the legislation but there has not been additional support for the legislation and no further movement on the bill, to date.

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

There is an active and vocal group of opponents to genetically engineered products who wish to ban or restrict the technology and who, at a minimum, hope to sway consumer perceptions and acceptance of this technology. Their efforts include regulatory legal challenges and labeling campaigns for genetically engineered products, as well as application of pressure to multiple channels of distribution including, but not limited to distributors, food service operators, and consumer retail outlets seeking a commitment not to carry genetically engineered Atlantic salmon. Consumer acceptance could also be adversely affected if our GE Atlantic salmon were believed to grow to a larger final size than conventional Atlantic salmon. We may not be able to overcome the negative consumer perceptions that these organizations have instilled against our products.

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

Further, if our salmon is perceived by the market to be of lower quality than other available sources of salmon or other fish, we may experience reduced demand for our product and may not be able to sell our products at the prices that we expect or at all. For example, we concluded 2020 with a conventional Atlantic salmon harvest that met our high standards for nutrition, taste and texture. However, unlike our GE Atlantic salmon, the conventional salmon did not achieve the same high level of color consistency, due in part to the maturity of the male population and the quality of the ingredients in the feed. We identified and successfully addressed the source of the color inconsistency in the conventional salmon, and our production plans call for only raising our all-female GE Atlantic salmon moving forward. However, we reduced the net realizable value of our conventional salmon to $0 as of December 31, 2020 as we decided to donate the entire conventional salmon biomass during the first and second quarters of 2021. As we continue to expand our operations and build new farms, we potentially may face additional challenges with maintaining the quality of our products. We cannot guarantee that we will not face quality issues again in the future, any of which could cause damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands.

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

We may experience a significant fish mortality event in our broodstock or our production facilities that could impact the price of our common stock.

In recent periods, other companies in the land-based aquaculture industry have experienced fish mortality events that resulted in a decline in their share price. It is possible that our operations could experience a significant fish mortality event due to, among other causes, disease, pathogens, human error, intentional malfeasance, a weather event, loss of access to electricity or water, or damage to our farms, or other factors beyond our control. If we were to have a significant fish mortality event, this could lead to a reduction in production harvests, loss of broodstock, loss of revenue, increased production costs, and public relations damage, the result of which could impact the price of our common stock.

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

At present, we only have farms in Albany, Indiana, and Prince Edward Island, Canada. As an interruption in the power, fuel, oxygen supply, water quality systems, or other critical infrastructure of an aquaculture facility for more than a short period of time can lead to the loss of a large number of fish, any shutdown of or damage to either of our farms—for example, due to weather or other natural disaster, shortages of key components to our operations due to a pandemic, reduction in water supply, contamination of our aquifers, interruption in services beyond our backup capacity, or human interference—could require us to prematurely harvest some or all of the fish at that farm or could result in a loss of a material percentage of our fish in production.

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

In the ordinary course of our business, we use our servers and networks to store sensitive data, including our proprietary business and financial information; general business information regarding our customers, suppliers, and business partners; and personally identifiable information of our employees; and to operate our farm equipment. The security of our network and the storage and maintenance of sensitive information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or breached due to employee error or malfeasance. A breach of our security could compromise our networks and the information stored on our servers could be accessed, manipulated, publicly disclosed, lost, or stolen. Any such access, manipulation, disclosure, or loss of information could result in errors in our records, fraudulent use of our financial information or theft of assets, legal claims or proceedings, liability under laws that protect the privacy of personal information, theft of our intellectual property, or damage to our reputation. In addition, our systems could be the subject of denial of service or other interference, which could disrupt our operations and commercial transactions.

In addition, with the continued automation of our farm operations, there is the possibility of exposure to critical assets or sensitive information loss stemming from a cyber-attack on communication interfaces with outside vendors, which could adversely impact our farm operations. Any of the foregoing could adversely affect our business, revenues, and competitive position.

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

The loss of our GE Atlantic salmon broodstock could result in the loss of our commercial technology.

Our GE Atlantic salmon, or more specifically the breeding population of live fish, or broodstock, themselves, is a product of our combined intellectual property, which includes our trade secrets related to creating and maintaining the broodstock. Destruction of our salmon broodstock by whatever means would result in a significant delay to our operations while the broodstock was replenished. Live animals are subject to disease that may, in some cases, prevent or cause delay in the export of fish or eggs to customers. Disease organisms may be present undetected and transferred inadvertently. In addition, our broodstock is kept at a limited number of facilities, and damage to or failure of critical systems at any one of those facilities could lead to the loss of a substantial percentage of our broodstock. Such events may cause loss of revenue, increased costs, or both. The broodstock, however, could be reinstated, in whole or in part, using our technology and stored breeding reserves.

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

Global health concerns like the COVID-19 pandemic could in themselves result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred. These impacts include the shortage of packaging workers and transportation suppliers that we have experienced, leading to slower and more expensive harvests; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, including salmon in the institutional sales chain that includes restaurants, has fallen, with a resulting drop in the prices for those goods and services. We have been impacted by the reduction in food service demand for salmon due to the pandemic in the form of significantly lower than expected sales and a reduction in the value of our inventory. In response to the COVID-19 pandemic, we have provided our administrative employees with the option to work remotely, and we have limited the number of staff in any given area of our farm sites. We have also implemented policies and procedures at our farms to react to any outbreak of the virus.

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

For any new facility that we build, our ability to complete construction on a timely basis and within budget is subject to a number of risks and uncertainties. In order to complete construction of a new facility, we need to take a significant number of steps and obtain a number of approvals and permits, none of which is assured of attainment. If we are unable to obtain the required permits, complete construction on schedule, run the facility efficiently, or otherwise achieve the expected benefits of our new facilities, our business could be negatively affected. In addition, when a new facility becomes operational, it may not generate the benefits we expect if demand for the products to be produced by the facility is different from what we had expected or if we do not operate the facility efficiently.

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

Concerns regarding the possible environmental impact from our GE Atlantic salmon have led several states to impose legislative and regulatory restrictions or bans on its farming. In addition, some states, such as Alaska, have enacted restrictions on Atlantic salmon farming generally. While we currently believe that many states offer excellent potential sites for our salmon production farms, if additional states adopt similar restrictions, or otherwise prohibit the rearing of our GE Atlantic salmon in those states, the number of potential sites available to us for production farms in the United States could be reduced.

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

Although we will produce and grow our GE Atlantic salmon in land-based, closed containment facilities, we will still be at risk for potential disease outbreaks. We have implemented biosecurity measures in our facilities intended to prevent or mitigate disease impact, but there can be no assurance that any measures will be 100% effective.

Restrictive covenants in our term loan agreement may restrict our ability to pursue our business strategies.

Our term loan agreement with First Farmers Bank and Trust in the amount of $4 million contains certain customary restrictive covenants that limit our ability, including without limitation, to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business and make certain investments, as well as financial covenants requiring us to maintain certain ratios with respect to our operations.

Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the term loan agreement, which could cause all of the outstanding indebtedness under our term loan to become immediately due and payable. In that event, we would be required to disclose the default in our public filings, which could have an adverse effect on the price of our shares of common stock. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

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

In 2009, we received a grant from the Atlantic Canada Opportunities Agency to fund a research program. A total of C$2.9 million was made available under the grant, and we received the entire amount through December 31, 2015. Once we begin to generate revenue from any of the products from the research program, we must commence repayment of the outstanding loan in the form of a 10% royalty. These payments could negatively impact our ability to support our operations. Revenues from sales of our GE Atlantic salmon are not subject to the royalty.

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

We have in the past received government assistance in the form of research grants and loans to partially fund various research projects, including projects involving our GE Atlantic salmon. There can be no assurance that additional government assistance will be available in the future to help offset the cost of our research activities, in which case we would need to fund our research projects entirely from our available cash resources, which may be limited. This could delay progress on future product development and introduction. In addition, we may be subject to audit by the government agencies that provided research assistance to ensure that the funds were used in accordance with the terms of the grant or loan. Any audit of the use of these funds would require the expenditure of funds and result in the diversion of management’s attention.

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

Risks Relating to Regulated Products

Our ability to generate revenue to support our operations depends on maintaining regulatory approvals for our GE Atlantic salmon and our farm sites and obtaining new approvals for farm sites and the sale of our products in other markets, the receipt of which is uncertain.

As a genetically engineered animal for human consumption, our GE Atlantic salmon required approval from the FDA in the United States and the Ministers of Health and Environment in Canada before it could be produced, sold, or consumed in those countries. Our FDA approval covers the production of our eggs in our hatchery in Canada and the grow-out of our eggs in our facilities in Indiana and Rollo Bay. FDA approvals will be needed for each additional facility we plan to operate. Additionally, we will require local regulatory approvals in other countries in which we hope to operate. There is no guarantee that we will receive or be able to maintain regulatory approvals from the FDA or other regulatory bodies or that there will not be a significant delay before approval. There is also no guarantee that any approvals granted will not be subject to onerous obligations in relation to matters such as production or labeling, or that any regulator will not require additional data prior to approval, which may be costly and time-consuming to acquire.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new applications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in May 2021, the FDA released its Resiliency Roadmap for FDA Inspectional Oversight, which described the prioritization process for FDA inspections and oversight. We believe that our GE Atlantic salmon would be treated as a “tier 2 - higher priority” product, but not a “tier 1 - mission critical” product. This designation could potentially impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We will be required to continue to comply with FDA and foreign regulations.

Even with the approval of our NADA and other regulatory applications for our GE Atlantic salmon, we must continue to comply with FDA and other regulatory requirements not only for manufacturing, but also for labeling, advertising, record keeping, and reporting to the FDA and other regulators of adverse events and other information. Failure to comply with these requirements could subject us to administrative or judicial enforcement actions, including but not limited to product seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products, or withdrawal of existing approvals, as well as increased product liability exposure, any of which could have a material adverse effect on our business, financial condition, or results of operations.

The markets in which we intend to sell our products are subject to significant regulations.

In addition to our FDA approval for the sale and consumption of our GE Atlantic salmon in the United States, we are also subject to state and local regulations and permitting requirements, which could impact or delay the commercialization and commencement of revenue generation from the sale of our salmon. International sales also are subject to rules and regulations promulgated by regulatory bodies within foreign jurisdictions. There can be no assurance that foreign, state, or local regulatory bodies will approve the sale and consumption of our product in their jurisdiction.

We may incur significant costs complying with environmental, health, and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

Our operations are subject to a variety of federal, state, local, and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, international shipment, storage, handling, disposal of, and human exposure to our products in both the United States and overseas, including regulation by governmental regulatory agencies, such as the FDA and the U.S. Environmental Protection Agency. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations. Additional laws and regulations could be adopted in the future further regulating our business.

We may become subject to increasing regulation, changes in existing regulations, and review of existing regulatory decisions.

Regulations pertaining to genetically engineered animals are still developing and could change from their present state. In addition, new legislation could require new regulatory frameworks, changes in existing regulation, or re-evaluation of prior regulatory decisions. For example, despite the FDA’s final determination that our GE Atlantic salmon may be sold without being labeled as a genetically engineered product, a provision added to the 2016 Omnibus Appropriations Act required the FDA to issue final guidance for such labeling. The FDA was therefore obligated to maintain an Import Alert starting in January 2016 that prohibited import of our GE Atlantic salmon until such guidance was finalized or the provision was no longer effective. On March 8, 2019, several months after the USDA promulgated its final rule establishing the Disclosure Standard, which included disclosure requirements for bioengineered foods, including our GE Atlantic salmon, the FDA lifted the Import Alert.

Similarly, in July 2017, a bill was introduced in the United States Senate that could have, had it become law, required labeling unique to, as well as re-examination of the environmental assessments used by the FDA in its 2015 approval of the NADA for our GE Atlantic salmon. While this bill was reintroduced in January 2019 without the requirement for re-examination of those environmental assessments, any such legislatively imposed review of a completed regulatory process could result in new restrictions on, or delays in, commercialization of our product in the United States. We could be subject to increasing or more onerous regulatory hurdles as we attempt to commercialize our product, which could require us to incur significant additional capital and operating expenditures and other costs in complying with these laws and regulations. Our regulatory burdens could also increase if our GE Atlantic salmon are found, or believed, to grow to a larger final size than conventional Atlantic salmon.

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

Additional regulatory and lawmaking activity within the United States and abroad could increase our costs and/or delay or prevent the production and sales of our GE Atlantic salmon.

We or regulatory agencies approving of our products may be sued by non-governmental organizations and others who are opposed to the development or commercialization of genetically engineered products.

There are many organizations in the United States and elsewhere that are fundamentally opposed to the development of genetically engineered products. These groups have a history of bringing legal action against companies attempting to bring new biotechnology products to market. On December 23, 2013, an application was filed by two NGOs with the Canadian Federal Court seeking judicial review to declare invalid the decision by the Canadian Minister of the Environment to publish in the Canadian Gazette a Significant New Activity Notice (“SNAN”) with respect to our GE Atlantic salmon. Though the Canadian Federal Court dismissed this challenge, the petitioners filed an appeal of the ruling, which was subsequently dismissed by the Canadian Federal Court of Appeal on October 21, 2016.

On March 30, 2016, a coalition of non-governmental organizations filed a complaint in the United States District Court for the Northern District of California against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of our GE Atlantic salmon. Subsequently, the Fish and Wildlife Service was dismissed from the case, and AquaBounty joined the case as an intervenor to protect AquaBounty’s interests. The coalition, including the Center for Food Safety and Friends of the Earth, claims that the FDA had no statutory authority to regulate genetically engineered animals, and, if it did, that the agency failed to analyze and implement measures to mitigate ecological, environmental, and socioeconomic risks that could impact wild salmon and the environment, including the risk that our GE Atlantic salmon could escape and threaten endangered wild salmon stocks. In December 2019 the court found that FDA had authority/jurisdiction over genetically engineered animals and in November 2020, the judge remanded the Environmental Assessment (the approval) to FDA on National Environmental Protection Act (NEPA) and Endangered Species Act (ESA) grounds. In April 2021, FDA/US Department of Justice filed a notice of appeal relating to several claims in that case, and subsequently withdrew the appeal, and the date to file appeals in the case has expired. The court decision from the Northern District of California does not have a current business impact on AquaBounty’s egg production in Prince Edward Island, Canada, AquaBounty’s salmon production in Albany, Indiana, or AquaBounty’s sales of its fish.

The term “genetically engineered” will need to be included as part of the acceptable market name for our GE Atlantic salmon, and bioengineering disclosures will need to be provided at the retail level, in accordance with USDA regulations. These disclosures could negatively impact consumer acceptance.

Until the passage of the National Bioengineered Food Disclosure Law in July 2016, which contained the requirement to establish the Disclosure Standard, our GE Atlantic salmon did not need to be labeled as containing a bioengineered product, because it had been deemed to be “substantially equivalent” to the conventional product. However, because several states either passed or considered new laws specifying varying requirements for labeling products sold at the retail level that contain bioengineered ingredients, the United States Congress passed the National Bioengineered Food Disclosure Law in July 2016, requiring USDA to establish a mandatory standard for disclosing foods that are or may be bioengineered. USDA issued the National Bioengineered Food Disclosure Standard in December 2018. AquaBounty includes the bioengineered logo on its GE Atlantic salmon packaging, in accordance with the Disclosure Standard. In addition, the 2020 Appropriations Act, which was signed into law in December 2019, which was reintroduced and passed in 2021, contained an amendment that requires that any bioengineered animal approved by FDA prior to the effective date of the Disclosure Standard shall include the words ‘‘genetically engineered’’ prior to the existing acceptable market name. While the Company believes that this labeling requirement is unnecessary and redundant to the requirement of the Disclosure Standard, it complies with all applicable laws. Labeling requirements could cause consumers to view the label as either a warning or as an indication that GE Atlantic salmon is inferior to conventional Atlantic salmon, which could negatively impact consumer acceptance of our product.

Risks Relating to Intellectual Property

Competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours.

We do not believe that we have a direct competitor for bioengineered, growth-enhanced Atlantic salmon. However, the market for Atlantic salmon is dominated by a group of large, multinational corporations with entrenched distribution channels. Our ability to compete successfully will depend on our ability to demonstrate that our GE Atlantic salmon is superior to and/or less expensive than other products available in the market.

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property in the United States and abroad for our technologies and resultant products and potential products. We have adopted a strategy of seeking patent protection in the United States and abroad with respect to certain of the technologies used in or relating to our products; however, the patent to the technology covering our salmon, which we license under a global, perpetual, royalty-free, non-exclusive license from Genesis Group, Inc., an affiliate of Memorial University of Newfoundland, and an affiliate of the Hospital for Sick Children of Toronto, expired in August 2013. We expect to protect our proprietary technology in regard to our GE Atlantic salmon through a combination of in-house know-how and the deterrence of the regulatory process that would need to be completed for a competing product to be commercialized, which we believe provides us with a competitive advantage. There can be no guarantee that this strategy will be successful.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our share price and our ability to raise additional funds may depend on our success in growing, or our perceived ability to grow, our GE Atlantic salmon successfully and profitably at commercial scale.

We have not yet demonstrated that we can grow our GE Atlantic salmon successfully or profitably at commercial scale. If we are unsuccessful in growing our salmon to harvest size, achieving our quality standards and selling the fish in the market at a profit from our commercial-scale facilities, or are perceived as being unable to do so prior to commercial-scale harvest and sale, we may lose credibility with the investor community and other funding sources, which could negatively impact the price of our common stock and our ability to raise additional funds.

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

We are an “emerging growth company,” as well as a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, compliance with any new requirements adopted by the PCAOB, disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation not previously approved. Certain of these reduced reporting requirements and exemptions were also available to us due to the fact that we qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to report regarding management’s assessment of internal control over financial reporting, are not required to provide a compensation discussion and analysis, are not required to provide a pay-for-performance graph or CEO pay ratio disclosure and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities; and (4) December 31, 2023, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as (i) we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Maynard, Massachusetts, and consist of approximately 3,500 square feet of office space under a lease that expires in March 2023. We own a production grow-out farm in Indiana, which is capable of producing 1,200 metric tons of our fish annually. On Prince Edward Island, Canada, we own a hatchery in Fortune Bay and a salmon farm in Rollo Bay, that consists of a hatchery, a grow-out facility, and a broodstock facility that is currently under construction. We believe that the spaces that we lease and own are sufficient to meet our current and near-term needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Legal Proceedings

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “AQB.” As of March 9, 2022, [71,025,738] shares of our common stock were issued and outstanding.

As of March 9, 2022, there were approximately 281 holders of record of our common stock. The actual number of shareholders is greater than this number and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The transfer agent for our common stock is Computershare Trust Company, N.A.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under “Equity Compensation Plan Information” to be included in our definitive proxy statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, is incorporated herein by reference.

Item 6.  Selected Financial Data

Not Applicable.

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

COVID-19

Although COVID-19 vaccines have become more readily available in the United States and other parts of the world, several variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and we continue to monitor their status.

The ultimate impact of the evolving COVID-19 pandemic on our operations will depend on future developments, which cannot be predicted with confidence, and we cannot predict the extent or impact of the extended period of continued business interruption and reduced operations caused by the COVID-19 pandemic or any additional preventative or protective measures taken in response. In connection with the COVID-19 pandemic, we made modifications to our biosecurity procedures at our farm sites in early 2020 to adapt to local requirements and to provide a safe work environment. Our current preventative and protective measures include, but are not limited to, segregating farm workers to specific locations, rotating shifts, and monitoring worker temperatures upon arrival at our facilities. In certain circumstances, we utilized, and continue to utilize, work-from-home arrangements for employees that do not have fish care responsibilities.

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

Our operations were initially impacted by a reduction in the market price and demand for Atlantic salmon due to the pandemic’s impact on the food service sector. This had a negative impact on revenue and inventory value, as we were not yet an established vendor and customers appeared reluctant to add a new supplier during a period of depressed demand.

During the second half of 2021, we were impacted by a shortage of labor at our Indiana farm and increased costs for third-party processing and transportation. This had a negative effect on revenue and inventory values and resulted in higher than expected sales costs for the period. We expect this to continue for the foreseeable future.

We remain focused on maintaining a strong balance sheet, liquidity, and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to the evolving COVID-19 pandemic.

Financial Overview

We have incurred significant losses since our inception, which we expect to continue for the foreseeable future, and we may never achieve or maintain profitability. We expect to generate product revenue primarily through the sales of our GE Atlantic salmon. We also sell conventional Atlantic salmon, salmon eggs, fry, and byproducts. We expect revenues to grow modestly in 2022, as we increase our weekly harvesting capability at our Indiana farm and as the U.S. economy continues to recover from the COVID-19 pandemic.

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

Product Revenue

We currently generate product revenue through the sales of our GE Atlantic salmon, conventional Atlantic salmon eggs and fry, and salmon byproducts. We expect revenues to grow modestly in 2022, as we increase our weekly harvesting capability at our Indiana farm. In the future, we believe that our revenue will depend upon the number and capacity of grow-out farms we have in operation and the market acceptance we achieve.

Production Costs

Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs is absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish biomass. The costs that are not absorbed into inventory, as well as any net realizable inventory value adjustments, are classified as production costs. As of December 31, 2021 and 2020, we had sixty-one and forty-three employees, respectively engaged in production activities.

Sales and Marketing Expenses

Our sales and marketing expenses currently include salaries and related costs for our sales personnel and consulting fees for market-related activities. During 2021, we also included the cost of our conventional salmon donation program. As of December 31, 2021 and 2020, we had one and zero employees, respectively dedicated to sales and marketing. We expect our sales and marketing expenses to increase as our production output and revenues grow.

Research and Development Expenses

As of December 31, 2021 and 2020, we employed nineteen and fifteen scientists and technicians, respectively at our facilities on Prince Edward Island to oversee our broodstock of GE Atlantic salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;

•fees paid to contract research organizations and consultants who perform research for us;

•costs related to laboratory supplies used in our research and development efforts; and

•costs related to the operation of our field trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal services. We had fourteen employees in our general and administrative group at December 31, 2021 and 2020.

Other Income (Expense), Net

Interest expense includes the interest on our outstanding loans and the amortization of debt issuance costs. Other income (expense) includes bank charges, fees, interest income, miscellaneous gains or losses on asset disposals and realized gains or losses on investments.

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

Inventories

Inventories are mainly comprised of feed, eggs and fish in process. Fish in process inventory is measured based on the estimated biomass of fish on hand. We have established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. We measure inventory at the lower of cost or net realizable value (“NRV”). The NRV calculation contains various estimates and assumptions in regard to the calculation of the biomass, including expected yield, the market value of the biomass and estimated costs of processing and transportation.

The estimates and assumptions used in calculating the NRV can introduce variability in the inventory value from period to period. This is primarily due to the variability in the market price for salmon; the yield we can achieve in processing and the mix of products sold; and the number and frequency of shipments from our farm to our customers. Each of these factors in the calculation of NRV can change from week to week based on market conditions. In our estimates, we rely on a combination of our actual experience, along with an estimation of foreseeable trends in the market.

Revenue Recognition

We generate revenue from the sale of our products. Revenue is recognized when the customer takes physical control of the goods, in an amount that reflects the transaction price consideration that we expect to receive in exchange for the goods. Revenue excludes any sales tax collected and includes any estimate of future credits.

Our revenue can vary from period to period based on the available biomass of fish that are ready to be harvested; our resource capability to harvest, process and ship salmon from our farms; the percentage of fish that meet our quality requirements; and the market price for salmon. Additionally, once our product is received by a customer, it is subject to a quality review before acceptance. To date, credits issued to customers for quality issues have been negligible, but we will continue to monitor and evaluate our customer quality experience as our shipments increase. We started harvesting our GE Atlantic salmon in June of 2021 and we are still ramping up our internal harvesting resources and our customer base.

Recent Accounting Pronouncements

We do not expect any recently issued, but not yet effective, accounting standards to have a material effect on our results of operations or financial condition.

Results of Operations

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020.

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars (in thousands) and as a percentage:

	Year Ended December,		Dollar	%
	2021	2020	Change	Change

Product revenue	$1,175	$128	1,047	818%
Operating expenses:
Product costs	10,786	6,680	4,106	61%
Sales and marketing	1,262	533	729	137%
Research and development	2,146	2,365	(219)	(9)%
General and administrative	9,103	6,798	2,305	34%
Operating loss	(22,122)	(16,248)	(5,874)	36%
Total other expense	(201)	(152)	(49)	32%
Net loss	$(22,323)	$(16,400)	(5,923)	36%

Product Revenue

Product revenue for the year ended December 31, 2021 consisted of sales of our GE Atlantic salmon and conventional Atlantic salmon fry and eggs. For the comparative period in 2020, revenue included the sale of conventional Atlantic salmon, fry and eggs. During the current year, we began harvesting and selling our GE Atlantic salmon from both our Indiana and Rollo Bay farms.

Production Costs

Production costs for the year ended December 31, 2021, were up from the corresponding period in 2020, due to production cost increases related to the commencement of harvesting at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market.

The current year includes net realizable inventory value adjustments of $8.0 million based on the market price for salmon, our production yields and external processing and transportation costs.

Costs for 2020 include net realizable inventory value adjustments of $4.2 million and a $1.5 million write-off against the carrying value of the conventional salmon biomass due to management’s decision to donate substantially all of the conventional salmon to local food charities during Q1 2021.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2021, were up from the corresponding period in 2020 due to an increase in headcount and promotional expenses related to marketing activities for our salmon. Costs for the period also include a $514 thousand charge related to the donation program of conventional Atlantic salmon to local food charities.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021, were down from the corresponding period in 2020 due to an increase in broodstock cost transferred to production costs for related product revenue during the period and a decrease in field trials, offset by increased outside contract service fees and personnel costs.  During the current period, research activities included feed nutrition trials, discovery research in salmon immunology and work on a genome study to identify genes associated with economically important traits in salmon.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021, were up from the corresponding period in 2020 due to increases in personnel, outside consulting and advisory fees, auditing fees, insurance costs, and travel, partly offset by decreases in legal fees and stock compensation charges.

Total Other (Income) Expense

Total other (income) expense for 2021 is comprised of interest on debt, bank charges, and interest income. Total other (income) expense for 2020 is comprised of interest on debt, bank charges, interest income, and a net gain on the disposal of assets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses from operations since our inception in 1991, and, as of December 31, 2021, we had an accumulated deficit of $171 million. We expect to continue to experience losses from operations for the foreseeable future and we will require substantial additional cash to fund our business plans. Liquidity has primarily come from equity financings, supplemented by debt transactions.

During 2020, we completed three public equity offerings totaling 33,028,000 shares of common stock for net proceeds of approximately $104.6 million and we issued 713,449 shares of common stock through the conversion of outstanding warrants for total proceeds of $2.3 million. During 2021, we completed a public equity offering of 14,950,000 shares of common stock for net proceeds of approximately $119.1 million.

In the future, we expect to use bond issuances to fund the construction of our farms and we may use additional equity issuances to supplement these costs or to fund other growth opportunities.

As of December 31, 2021, we had $191.2 million in cash and cash equivalents, marketable securities and restricted cash.

Our principal contractual commitments include capital expenditure obligations, repayments of debt and related interest, and payments under operating leases. Refer to the notes in our consolidated financial statements for further information about our share capital expenditure commitments (Note 6), debt (Note 7), and lease payment obligations (Note 10).

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,		Dollar	%
	2021	2020	Change	Change

Net cash provided by (used in):
Operating activities	$(20,472)	$(14,289)	(6,183)	43%
Investing activities	(107,539)	(3,239)	(104,300)	3,220%
Financing activities	121,179	111,003	10,176	9%
Effect of exchange rate changes on cash	36	(23)	59	(257)%
Net increase in cash	$(6,796)	$93,452	(100,248)	(107)%

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2021, was primarily comprised of our $22.3 million net loss, offset by non-cash depreciation and stock compensation charges of $2.2 million and increased by working capital uses of $349 thousand. Spending on operations increased in 2021 due to increases in production activities at our Rollo Bay and Indiana farm sites and outside consulting and advisory fees. Cash used for working capital was due primarily to increases in receivables and prepaid expenses, partially offset by increases in accounts payable and accrued expenses and a decrease in inventory.

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

Cash Flows from Investing Activities

During 2021, we used $5.7 million for renovations to our Indiana farm site, construction charges at our Rollo Bay farm site and renovations at our Fortune Bay hatchery, $45 thousand for deposits on equipment purchases and $101.8 million on the purchase of marketable securities.

During 2020, we used $4.0 million for renovations to our Indiana farm site and for construction charges at our Rollo Bay site, offset by $100 thousand in proceeds from the sale of equipment and $1 million in net proceeds from a settlement agreement.

We expect expenditures on capital projects to increase in future periods as we commence construction of our Ohio farm. We currently estimate the construction costs to be in the range of $290 million to $320 million, including a reserve for potential contingencies of $30 million. We expect to finance this project cost through a combination of cash on hand and debt. Estimating the cost and timing for the completion of this new and complex capital project is inherently difficult and subject to change based on a number of factors, including design changes, fluctuating costs of materials, labor shortages, the impact of the COVID-19 pandemic, construction delays, dependence on contractors, financing costs, customer requirements and unexpected complications. For more information, see “Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all.”

Cash Flows from Financing Activities

During 2021, we received approximately $119.1 million in net proceeds from the issuance of shares of common stock in a public equity offering, $1.7 million from the exercise of warrants, and $606 thousand from new debt. This was offset by $272 thousand in debt repayment.

During 2020, we received approximately $104.6 million in net proceeds from the issuance of shares of common stock in three public equity offerings, $2.3 million from the exercise of warrants, and $4.1 million from the issuance of debt, net of repayments and debt issuance costs.

Future Capital Requirements

In February 2021, we completed an equity raise with net proceeds of $119.1 million and we had $191.2 million of cash, cash equivalents, marketable securities and restricted cash as of December 31, 2021. While we have experienced net losses and negative cash flows from operations since inception, we believe that we have sufficient cash to meet our requirements for at least the next twelve months from the filing date.

During 2022, we expect to use approximately $130 million of cash to fund our operations and the first year of construction costs for our Ohio farm.

In 2020, we entered into a term loan agreement with First Farmers Bank and Trust in the amount of $4 million, which is secured by the assets of our Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. The ability of the Indiana subsidiary to meet its debt covenants over the next twelve months is dependent upon its operating performance.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of December 31, 2021 and 2020, we had $5.8 million and $6.0 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers’ Bank and Trust which has a rate reset in July 2025.

Foreign Currency Exchange Risk

Our functional currency is the U.S. Dollar. The functional currency of our Canadian subsidiary is the Canadian Dollar, and the functional currency of our U.S. and Brazil subsidiaries is the U.S. Dollar. For the Canadian subsidiary, assets and liabilities are translated at the exchange rates in effect at the balance sheet date, equity accounts are translated at the historical exchange rate, and the income statement accounts are translated at the average rate for each period during the year. Net translation gains or losses are adjusted directly to a separate component of other comprehensive loss within shareholders’ equity.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item are located beginning on page F-1 of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2021 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2021, our internal controls over financial reporting were effective.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10‑K by reference.

Item 11.  Executive Compensation

We are an emerging growth company, as defined under the JOBS Act, and are therefore not required to provide certain disclosures regarding executive compensation required of larger public companies or hold a nonbinding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

The information required by this Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10‑K by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10‑K by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021, and is incorporated by reference into this Annual Report on Form 10‑K by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is set forth in our 2022 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021 and is incorporated by reference into this Annual Report on Form 10‑K, for Deloitte & Touche LLP (PCAOB ID No. 34) and Wolf & Company P.C. (PCAOB ID No. 392).

Part IV

Item 15.  Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1. Consolidated Financial Statements

The following consolidated financial statements are filed herewith in accordance with Item 8 of Part II above:

(i)    Reports of Independent Registered Public Accounting Firms

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

10.36*

Letter Agreement between AquaBounty Technologies, Inc. and Third Security And its affiliates dated July 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2021).

16.1*	Letter from Wolf & Company, P.C. dated July 6, 2021 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed July 7, 2021).
21.1	List of Subsidiaries of AquaBounty Technologies, Inc.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Wolf & Company, P.C.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL instance document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema document.
101.CAL	Inline XBRL taxonomy extension calculation linkbase document.
101.DEF	Inline XBRL taxonomy extension definition linkbase document.
101.LAB	Inline XBRL taxonomy label linkbase document.
101.PRE	Inline XBRL taxonomy extension presentation linkbase document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in exhibit 101).

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

Signature	Title	Date

/s/ Sylvia A. Wulf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Sylvia A. Wulf

/s/ David A. Frank	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2022
David A. Frank

/s/ Richard J. Clothier	Chairman of the Board, Director	March 10, 2022
Richard J. Clothier

/s/ Christine St.Clare	Director	March 10, 2022
Christine St.Clare

/s/ Rick Sterling	Director	March 10, 2022
Rick Sterling

/s/ James C. Turk	Director	March 10, 2022
James C. Turk

/s/ Alana D. Kirk	Director	March 10, 2022
Alana D. Kirk

/s/ Theodore J. Fisher	Director	March 10, 2022
Theodore J. Fisher

/s/ Ricardo Alvarez	Director	March 10, 2022
Ricardo Alvarez /s/ Gail Sharps Myers	Director	March 10, 2022

  Gail Sharps Myers

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of AquaBounty Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AquaBounty Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

March 10, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of AquaBounty Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AquaBounty Technologies, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 9, 2021

We served as the Company’s auditor from 2011 to 2020.

AquaBounty Technologies, Inc.

Consolidated Balance Sheets

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$88,454,988	$95,751,160
Marketable securities	101,773,781	—
Inventory, net	1,259,910	1,525,377
Prepaid expenses and other current assets	1,536,484	405,370
Total current assets	193,025,163	97,681,907

Property, plant and equipment, net	33,815,119	26,930,338
Right of use assets, net	284,320	341,997
Intangible assets, net	231,842	245,546
Restricted cash	1,000,000	500,000
Other assets	79,548	76,715
Total assets	$228,435,992	$125,776,503

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$4,317,615	$1,176,802
Accrued employee compensation	874,589	583,301
Current debt	627,365	259,939
Other current liabilities	66,269	62,483
Total current liabilities	5,885,838	2,082,525

Long-term lease obligations	224,058	290,327
Long-term debt, net	8,523,333	8,528,490
Total liabilities	14,633,229	10,901,342

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.001 par value, 80,000,000 shares authorized at December 31, 2021 and
2020; 71,025,738 and 55,497,133 shares outstanding at December 31, 2021 and 2020, respectively	71,026	55,497
Additional paid-in capital	384,852,107	263,629,116
Accumulated other comprehensive loss	(255,588)	(267,258)
Accumulated deficit	(170,864,782)	(148,542,194)
Total stockholders' equity	213,802,763	114,875,161

Total liabilities and stockholders' equity	$228,435,992	$125,776,503

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
	2021	2020
Revenues
Product revenues	$1,174,832	$127,663

Costs and expenses
Product costs	10,786,072	6,680,012
Sales and marketing	1,261,764	533,428
Research and development	2,145,548	2,364,610
General and administrative	9,103,213	6,797,443
Total costs and expenses	23,296,597	16,375,493

Operating loss	(22,121,765)	(16,247,830)

Other income (expense)
Interest expense	(316,442)	(152,367)
Other income (expense), net	115,619	212
Total other income (expense)	(200,823)	(152,155)

Net loss	$(22,322,588)	$(16,399,985)

Other comprehensive income (loss):
Foreign currency	51,771	92,902
Unrealized losses on marketable securities	(40,101)	—
Total other comprehensive income	11,670	92,902

Comprehensive loss	$(22,310,918)	$(16,307,083)

Basic and diluted net loss per share	$(0.32)	$(0.45)
Weighted average number of common shares -
basic and diluted	69,428,061	36,347,398

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2019	21,635,365	$21,635	$156,241,363	$(360,160)	$(132,142,209)	$23,760,629
Net loss					(16,399,985)	(16,399,985)
Other comprehensive income				92,902		92,902
Issuance of common stock for service	20,000	20	40,580			40,600
Issuance of common stock, net of expenses	33,028,000	33,028	104,592,587			104,625,615
Exercise of warrants for common stock	713,449	713	2,317,996			2,318,709
Share based compensation	100,319	101	436,590			436,691
Balance as of December 31, 2020	55,497,133	$55,497	$263,629,116	$(267,258)	$(148,542,194)	$114,875,161
Net loss					(22,322,588)	(22,322,588)
Other comprehensive income				11,670		11,670
Cashless exercise of options for common stock	4,354	4	(4)			—
Issuance of common stock, net of expenses	14,950,000	14,950	119,105,487			119,120,437
Exercise of warrants for common stock	530,414	530	1,723,316			1,723,846
Share based compensation	43,837	45	394,192			394,237
Balance as of December 31, 2021	71,025,738	$71,026	$384,852,107	$(255,588)	$(170,864,782)	$213,802,763

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(22,322,588)	$(16,399,985)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,787,564	1,494,596
Share-based compensation	394,237	436,691
Other non-cash charge	17,386	44,339
Changes in operating assets and liabilities:
Inventory	267,833	(282,260)
Prepaid expenses and other assets	(1,138,691)	(74,621)
Accounts payable and accrued liabilities	230,712	145,607
Accrued employee compensation	291,288	346,812
Net cash used in operating activities	(20,472,259)	(14,288,821)

Investing activities
Purchases of property, plant and equipment	(5,668,696)	(3,975,135)
Deposits on equipment purchases	(45,111)	(349,847)
Proceeds from sale equipment	—	99,816
Purchases of marketable securities, net	(101,813,882)	—
Proceeds from legal settlement, net	—	1,014,008
Other investing activities	(11,010)	(27,253)
Net cash used in investing activities	(107,538,699)	(3,238,411)

Financing activities
Proceeds from issuance of debt	606,453	4,221,130
Payment of debt issuance costs	—	(91,620)
Repayment of term debt	(272,102)	(70,826)
Proceeds from the issuance of common stock, net	119,120,437	104,625,615
Proceeds from the exercise of stock options and warrants	1,723,846	2,318,709
Net cash provided by financing activities	121,178,634	111,003,008

Effect of exchange rate changes on cash, cash equivalents and restricted cash	36,152	(23,360)
Net change in cash, cash equivalents and restricted cash	(6,796,172)	93,452,416
Cash, cash equivalents and restricted cash at beginning of period	96,251,160	2,798,744
Cash, cash equivalents and restricted cash at end of period	$89,454,988	$96,251,160

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$88,454,988	$95,751,160
Restricted cash	1,000,000	500,000
Total cash, cash equivalents and restricted cash	$89,454,988	$96,251,160

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$299,056	$114,893
Property and equipment included in accounts payable and accrued liabilities	$2,926,016	$23,600

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

1. Nature of business and organization

Nature of business

AquaBounty Technologies, Inc. (the “Parent” and, together with its wholly owned subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm‑raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional salmon. In 2015, the Parent obtained regulatory approval from the U.S. Food and Drug Administration for the production and sale of its genetically engineered AquAdvantage salmon product (“GE Atlantic salmon”) in the United States and in 2016, the Parent obtained regulatory approval from Health Canada for the production and sale of its GE Atlantic salmon product in Canada. In 2021, the Parent obtained regulatory approval from the National Biosafety Technical Commission for the sale of its GE Atlantic salmon product in Brazil.

Basis of presentation

The consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned subsidiaries. The entities are collectively referred to herein as the “Company.” All inter-company transactions and balances have been eliminated upon consolidation.

Liquidity

The Company completed an equity raise in 2021with net proceeds of $119.1 million and has $191.2 million in cash and cash equivalents, marketable securities and restricted cash as of December 31, 2021. While the Company has experienced net losses and negative cash flows from operations since inception, management believes that it has sufficient cash to meet the Company's requirements beyond the next twelve months from the filing date of these consolidated financial statements. However, until such time as the Company reaches profitability, it may require additional financing to fund its operations and execute its business plan.

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

Comprehensive loss

The Company displays comprehensive loss and its components as part of its consolidated financial statements. Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on the Company’s marketable securities.

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

Marketable securities

Marketable securities include government bonds, corporate bonds and commercial paper. The Company's investment policy requires investments to be explicitly rated by two of Standard & Poor's, Moody's or Fitch and to have a minimum rating of A1, P1 or F-1,

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

respectively, from those agencies. In addition, the investment policy limits individual maturities to 12 months, the dollar-weighted average maturity to 180 days and the amount of credit exposure to any one issuer to 5%.

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

The Company commences depreciation on an asset when it is placed into service.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets, definite lived intangible assets, and property, plant and equipment when facts and circumstances suggest that they may be impaired. The carrying values of such assets are considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying values. An impairment loss, if any, is recognized in the amount of the difference between the carrying amount and the fair value of such assets.

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

for the years ended December 31, 2021 and 2020

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

Revenue recognition

The Company generates revenue from the sale of its products. Revenue is recognized when the customer takes physical control of the goods, in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for the goods. Revenue excludes any sales tax collected and includes any estimate of future credits. During 2021, the Company recognized $747 thousand and $428 thousand in revenue from product sales from its Canada and U.S. subsidiaries, respectively.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be upheld under regulatory review. The resulting tax impact of these tax positions is recognized in the financial statements based on the results of this evaluation. The Company did not recognize any tax liabilities associated with uncertain tax positions, nor has it recognized any interest or penalties related to unrecognized tax positions. The Company is not currently under exam and is no longer subject to federal and state tax examinations by tax authorities for years before 2018.

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

As of December 31, 2021, the Company had 1,081,866 potentially dilutive securities outstanding, consisting of 418,441 warrants and 663,425 stock options. As of December 31, 2020, the Company had 2,236,229 potentially dilutive securities outstanding, consisting of 1,662,304 warrants and 573,925 stock options.

Share-based compensation

The Company measures and recognizes all share-based payment awards, including stock options and restricted share units made to employees and Directors, based on estimated fair values. The fair value of a share-based payment award is estimated on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in the Company’s consolidated statement of operations. The Company uses the Black-Scholes option pricing model (“Black-Scholes”) as its method of valuation. Non-employee stock-based compensation is accounted for using Black-Scholes to determine the fair value of warrants or options awarded to non-employees with the fair value of such issuances expensed over the period of service.

Recently Issued Accounting Standards

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless otherwise state.

The Company will remain an “emerging growth company” until the earliest of (i) December 31, 2023, (ii) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more, (iii) the date on which it has issued more than $1.0 billion in

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

nonconvertible debt during the previous three years or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”), which generally is when it has more than $700 million in market value of its stock held by non-affiliates, has been a public company for at least 12 months and have filed one annual report on Form 10-K.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions, investing cash equivalents with maturities of less than 90 days, and investing marketable securities with maturities of less than 180 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $224 thousand at December 31, 2021. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. As of December 31, 2021 and 2020 the cash equivalent investment balance was $73.3 million and $0, respectively.

Financial instruments

The carrying amounts reported in the consolidated balance sheets for receivables, prepaid expenses and other current assets, and accounts payable approximate fair value based on the short-term maturity of these instruments. The carrying value of term debt approximates its fair value since it provides for market terms and interest rates. All of the Company’s interest-bearing debt is at fixed rates, except for the loan with First Farmer’s Bank and Trust, which has a rate reset in July 2025.

The Company groups its financial instruments measured at fair value, if any, in three levels based on the markets in which the instruments are traded and the reliability of the assumptions used to determine fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments with readily available quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgement used in measuring fair value. The three levels of the fair value hierarchy are as follows:

Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs derived principally from, or that can be corroborated by, observable market data by correlation or other means.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgement or estimation.

4. Marketable Securities

Marketable securities are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and the fair value as of December 31, 2021:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	December 31, 2021
Government bonds	$28,453,161	$82	$(18,255)	$28,434,988
Corporate bonds	29,874,696	-	(21,928)	29,852,768
Commercial paper	43,486,025	-	-	43,486,025
Marketable securities	$101,813,882	$82	$(40,183)	$101,773,781

There were no marketable securities as of December 31, 2020.

5. Inventory

Major classifications of inventory are summarized as follows for December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Feed, net	$162,047	244,311
Eggs and fry	—	54,929
Packaging	—	6,452
Fish in process, net	1,097,863	1,219,685
Inventory, net	$1,259,910	1,525,377

In December 2020, the Company reserved $1.53 million against the value of its fish-in-process inventory, representing the total carrying amount of its conventional salmon biomass. The Company donated substantially all of its conventional salmon to local food charities in 2021.

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows for December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Land	$725,799	$724,785
Building and improvements	15,580,385	14,048,917
Construction in process	8,119,575	3,212,287
Equipment	15,981,408	13,819,210
Office furniture and equipment	240,939	202,596
Vehicles	36,280	28,700
Total property and equipment	$40,684,386	$32,036,495
Less accumulated depreciation and amortization	(6,869,267)	(5,106,157)
Property, plant and equipment, net	$33,815,119	$26,930,338

Depreciation and amortization expense for 2021 and 2020 on property, plant and equipment was $1.8 million and $1.5 million, respectively.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

In March 2020, the Company settled an outstanding legal claim against a third party resulting in net proceeds of $1.0 million. The proceeds received reduced the carrying value of the acquired equipment. Depreciation on these items has been recalculated prospectively over their remaining useful lives.

As of December 31, 2021, construction in process included $5.2 million, $2.0 million and $856 thousand for construction related to the Ohio, Rollo Bay and Indiana farm sites, respectively. An additional $12.2 million has been contractually committed for these farm sites, though if a contract were terminated, a portion of this total would be refundable based on the amount of work completed as of the date of contract termination.

7. Debt

The current terms and conditions of long-term debt outstanding as of December 31, 2021 and 2020, are as follows:

	Interest rate	Monthly repayment	Maturity date	December 31, 2021	December 31, 2020
ACOA AIF Grant	0%	Royalties	-	$2,261,349	$2,253,595
ACOA term loan #1	0%	C$3,120	Feb 2027	152,346	181,203
ACOA term loan #2	0%	C$4,630	Sep 2029	339,015	381,451
ACOA term loan #3	0%	C$6,945	Dec 2025	196,850	—
Kubota Canada Ltd	0%	C$1,142	Jan 2025	33,283	43,925
PEI Finance term loan	4%	C$16,313	Nov 2023	1,947,510	2,014,321
DFO term loan	0%	C$2,091	Aug 2032	405,700	—
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	3,883,325	4,000,000
Total debt				$9,219,378	$8,874,495
less: debt issuance costs				(68,680)	(86,066)
less: current portion				(627,365)	(259,939)
Long-term debt, net				$8,523,333	$8,528,490

Principal payments due on the long-term debt are as follows:

Total
2022	$643,980
2023	2,564,347
2024	729,626
2025	750,175
2026	715,392
Thereafter	3,815,858
Total	$9,219,378

Atlantic Canada Opportunities Agency (“ACOA”)

ACOA is a Canadian government agency that provides funding to support the development of businesses and promote employment in the Atlantic region of Canada.

ACOA Atlantic Innovation Fund (“AIF”) Grant

In January 2009, the Canadian Subsidiary was awarded an AIF grant from ACOA to provide a contribution towards the funding of a research and development project. Contributions under the grant were made through 2014 and no further funds are available. Amounts claimed by the Canadian Subsidiary must be repaid in the form of a 10% royalty on any products that are commercialized out of this research project until the loan is fully repaid. Revenue from the sale of the Company’s GE Atlantic salmon is not subject to the royalty, and the Company does not expect to commercialize products that would be subject to the royalty in the next five years.

ACOA term loans

In February 2016, the Canadian Subsidiary executed an agreement with ACOA to partially finance the renovations to the Rollo Bay farm site. All available funding under the agreement was disbursed through May 2017, and no further amounts are available. The loan is being repaid over a 108-month term at a zero percent interest rate.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

In November 2018, the Canadian Subsidiary executed a second agreement with ACOA to partially finance the renovations to the Rollo Bay site. All available funding under the agreement was disbursed through March 2019, and no further amounts are available. The loan is being repaid over a 108-month term with a zero percent interest rate.

In response to the COVID-19 pandemic, the Company was informed by ACOA during 2020, that all loan payments to the Canadian government would be deferred for nine months and resume on January 1, 2021.In July 2021, the Canadian Subsidiary entered into a contribution agreement with ACOA under its REGI-Business Scale-up and Productivity program to provide funding assistance for the Rollo Bay farm site, and on August 20, 2021, the Canadian Subsidiary received C$250,000 ($200,075). All funds received are to be repaid over a 36-month term commencing January 2023 at a zero percent interest rate.

Kubota

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

In 2018, the Canadian Subsidiary obtained a new loan from FPEI, which incorporated the existing loan and provided C$2.0 million ($1.5 million) of additional funds. All funds have been dispersed and the loan is being repaid over an 87-month term ending in November 2023. The loan has an interest rate of 4% and is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. The loan is guaranteed by the Parent.

On March 24, 2020, the Company was informed by FPEI that all payments would be deferred for three months due to the COVID-19 pandemic. Payments on the loan resumed on August 1, 2020.

First Farmers Bank & Trust (“FFBT”)

On July 31, 2020, the Company’s Indiana Subsidiary obtained a $4.0 million loan from First Farmers Bank and Trust. Net proceeds were $3.9 million after deducting $90 thousand in loan costs. The loan bears interest at a rate of 5.375% for the first five years. On July 31, 2025, the interest rate resets to the then U.S. Treasury 5-year maturities rate plus 5% and remains fixed at that rate through maturity on October 1, 2028. The note required interest only payments for the first 13 months, followed by monthly principal and interest payments of approximately $57 thousand through maturity. Proceeds from the loan may be used for the purpose of performing equipment upgrades, purchasing equipment and other improvements to the Indiana farm. The Company must comply with certain financial and non-financial covenants and provide certification of compliance quarterly. At December 31, 2021, the Company was in compliance with such covenants. The loan is also subject to certain prepayment penalties and is secured by the assets of the Indiana subsidiary and a guarantee by the Parent. The loan agreement requires the Company to maintain a minimum cash balance with the bank throughout the loan term. This amount is reflected as restricted cash on the balance sheet.

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

The Company recognized interest expense of $316 thousand and $152 thousand for the years ended December 31, 2021 and 2020, respectively, on its interest-bearing debt.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

8. Stockholders’ equity

The Company’s shareholders have authorized 85 million shares of stock, of which 5 million are authorized as preferred stock and 80 million as common stock. As of December 31, 2021 and 2020, the Company had zero shares of preferred stock and 71,025,738 shares and 55,497,133 shares of common stock, issued and outstanding, respectively.

Common stock

The holders of the common stock are entitled to one vote for each share held at all meetings of stockholders. Dividends and distribution of assets of the Company in the event of liquidation are subject to the preferential rights of any outstanding preferred shares.

Recent issuances

During 2020, the Company completed a series of public offerings, resulting in the aggregate issuance of 33,028,000 shares of common stock for net proceeds of approximately $104.6 million.

During 2021, the Company completed a public offering of 14,950,000 shares of common stock for net proceeds of approximately $119.1 million.

Warrants

The following table summarizes information about outstanding warrants as of December 31, 2021:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	948,855	$3.25
Issued	—	-
Exercised	(530,414)	3.25
Expired	—	-
Outstanding at December 31, 2021	418,441	3.25
Exercisable at December 31, 2021	418,441	3.25

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

In March 2016, the Company’s Board of Directors adopted the AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2006 Plan. The 2016 Plan provides for the issuance of incentive stock options, non-qualified stock options, and awards of restricted and direct stock purchases to Directors, officers, employees, and consultants of the Company. Total common shares authorized under the 2016 Plan were 1,900,000, of which 916,516 shares are reserved for future issuance as of December 31, 2021.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

Restricted stock

The Company’s restricted stock activity under the 2016 Plan is summarized as follows:

	Shares	Weighted average grant date fair value
Balance at December 31, 2020	92,653	$1.93
Granted	43,837	6.67
Vested	(71,390)	2.86
Balance at December 31, 2021	65,100	$4.10

During 2021 and 2020, the Company expensed $240 thousand and $227 thousand, respectively related to restricted stock awards. At December 31, 2021, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $147 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.2 years.

Stock options

The Company’s option activity under the 2006 Plan and the 2016 Plan is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	657,414	$4.28
Granted	48,914	6.72
Exercised	(16,667)	6.90
Forfeited	(1,959)	6.72
Expired	(24,277)	6.36
Outstanding at December 31, 2021	663,425	$4.31
Exercisable at December 31, 2021	607,189	$4.33

Options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of ten years from the date of issuance.

The weighted average fair value of stock options granted during 2021 was $5.36 (2020: $1.49). There were 16,667 options exercised in 2021 (2020: zero). The total intrinsic value of options exercised in 2021 was $41 thousand (2020: $0). As of December 31, 2021, the total intrinsic value of all options outstanding was $18 thousand (2020: $3.6 million) and the total intrinsic value of exercisable options was $11 thousand (2020: $3.2 million).

The following table summarizes information about options outstanding and exercisable as of December 31, 2021:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
$1.88 - $2.50	524,019	7.3	493,772
$3.30 - $6.72	53,916	8.4	27,927
$7.50 - $10.80	16,403	2.3	16,403
$14.20 - $23.40	69,087	4.2	69,087
	663,425		607,189

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

The fair values of stock option grants to employees and members of the Board of Directors during 2021 and 2020 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

	2021	2020
Expected volatility	111%	101%-104%
Risk free interest rate	0.80%	0.31%-1.67%
Expected dividend yield	0%	0%
Expected life (in years)	5	5

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

Total share-based compensation on stock-option grants amounted to $154 thousand and $251 thousand for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards is $182 thousand. The period over which the unearned share-based compensation is expected to be earned is 2.2 years.

Share-based compensation

The following table summarizes share-based compensation costs recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020:

	2021	2020
Research and development	$-	$497
General and administrative	394,237	436,194
Total share-based compensation	$394,237	$436,691

9. Income taxes

The components of loss before income taxes for the years ended December 31, 2021 and 2020 are presented below:

	2021	2020
Domestic	$(21,105,065)	$(15,768,224)
Foreign	(1,217,523)	(631,761)
Loss before income taxes	$(22,322,588)	$(16,399,985)

We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our foreign subsidiaries. We intend to permanently reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate for the years ended December 31, 2021 and 2020 primarily due to the following:

	2021	2020
Income tax benefit	$(4,687,744)	$(3,443,997)
State and provincial income tax, net of federal benefit	(1,157,840)	(732,994)
Permanent differences	202,583	131,141
US-Foreign rate differential	39,045	(142,663)
Other, net	(299,071)	(145,973)
	$(5,903,027)	$(4,334,486)
Change in valuation allowance	5,903,027	4,334,486
Total income tax	$-	$-

As of December 31, 2021, the Company has domestic net operating loss carryforwards of approximately $78 million, after consideration of limitations pursuant to section 382, to offset future federal taxable income, which begin to expire in 2032. As of December 31, 2021, the Company has domestic net operating loss carryforwards of approximately $50 million, which can be carried forward indefinitely. The future utilization of certain historic net operating loss and tax credit carryforwards, however, is subject to annual use limitations based on the change in stock ownership rules of Internal Revenue Code Sections 382 and 383. The Company experienced a change in ownership under these rules during 2012 and revised its calculation of net operating loss carryforwards based on annual limitation rules. The Company also has foreign research and development loss carryforwards totaling approximately $11 million and foreign research and development expense tax credits of approximately $2 million as of December 31, 2021, which expire at various times commencing in 2022. Since the Company has incurred only losses from inception and there is uncertainty related to the ultimate use of the loss carryforwards and tax credits, a valuation allowance has been recognized to offset the Company’s deferred tax assets, and no benefit for income taxes has been recorded.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$23,216,863	$16,964,199
Foreign research and development tax credit carryforwards	2,428,663	2,679,180
Property and equipment	145,530	56,697
Intangibles and other	2,934,441	3,122,394
Total deferred tax assets	$28,725,497	$22,822,470
Valuation allowance	$(28,725,497)	$(22,822,470)
Net deferred tax assets	$-	$-

10. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at December 31, 2021, will not have a material adverse effect on the Company’s financial position or results of operations.

Lease commitments

Lease expense for the years ended December 31, 2021 and 2020, amounted to $84 thousand and $86 thousand, respectively. As of December 31, 2021, the weighted average remaining lease term of the Company’s operating leases was 24.1 years. Lease payments included in operating cash flows totaled $84 thousand and $85 thousand for the years ended December 31, 2021 and 2020, respectively.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2021 and 2020

The table below summarizes the Company’s lease obligations as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	Lease Liability		Lease Liability
Total leases	$290,327		$352,810
Less: current portion	(66,269)		(62,483)
Long-term leases	$224,058	$	$ 290,327

The Company used a weighted average discount rate of 8% in calculating the net present value of the future lease payments. The current portion of the lease liability is included as a component of other current liabilities in the consolidated balance sheets.

Remaining payments under leases are as follows as of December 31, 2021:

Year	Amount
2022	$84,080
2023	33,872
2024	17,481
2025	18,006
2026	18,546
Thereafter	583,328
Total lease payments	755,313
Less: imputed interest	(464,986)
Total operating lease liabilities	$290,327

11. Retirement plan

The Company has a savings and retirement plan for its US employees that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees and provides for voluntary contributions by participating employees up to the maximum contribution allowed under the Internal Revenue Code. Contributions by the Company can be made, as determined by the Board of Directors, provided the amount does not exceed the maximum permitted by the Internal Revenue Code. Company contributions made and expensed in operations in connection with the plan during the years ended December 31, 2021 and 2020, amounted to $81 thousand and $72 thousand, respectively.

The Company also has a Registered Retirement Savings Plan for its Canadian employees. Company contributions made and expensed in operations in connection with the plan during the years ended December 31, 2021 and 2020, amounted to $38 thousand and $32 thousand, respectively.

12. Related Party Agreement

Letter Agreement with Third Security

On July 30, 2021, the Company entered into an agreement with TS Aquaculture LLC and certain of its affiliates (“TS Aquaculture”) that required the Company to file a registration statement to register the Company’s shares held by TS Aquaculture. The registration statement was filed on August 5, 2021 and TS Aquaculture completed a transaction to sell 12,880,000 shares of common stock of the Company on November 23, 2021. TS Aquaculture ceased being a related party after completing the sale. TS Aquaculture agreed to pay all expenses incurred in connection with these transactions, which totaled $418 thousand and is included in prepaid and other current assets in the consolidated financial statements as of December 31, 2021.