Form 10-Q
period 2022-03-31
AquaBounty Technologies, Inc.
filed 2022-05-05
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes  ☐    No  ☒

At May 4, 2022, the registrant had 71,109,701 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

•our estimates regarding expenses, inflation, future revenue, capital requirements, and needs for additional financing; and

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$75,509,793	$88,454,988
Marketable securities	103,365,156	101,773,781
Inventory	1,675,682	1,259,910
Prepaid expenses and other current assets	1,695,159	1,536,484
Total current assets	182,245,790	193,025,163

Property, plant and equipment, net	37,828,165	33,815,119
Right of use assets, net	269,426	284,320
Intangible assets, net	228,417	231,842
Restricted cash	1,000,000	1,000,000
Other assets	75,957	79,548
Total assets	$221,647,755	$228,435,992

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$2,913,028	$4,317,615
Accrued employee compensation	512,173	874,589
Current debt	657,828	627,365
Other current liabilities	67,497	66,269
Total current liabilities	4,150,526	5,885,838

Long-term lease obligations	206,734	224,058
Long-term debt, net	8,419,290	8,523,333
Total liabilities	12,776,550	14,633,229

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 80,000,000 shares authorized at March 31, 2022 and
December 31, 2021; 71,109,701 and 71,025,738 shares outstanding at March 31, 2022
and December 31, 2021, respectively	71,110	71,026
Additional paid-in capital	385,063,351	384,852,107
Accumulated other comprehensive loss	(286,748)	(255,588)
Accumulated deficit	(175,976,508)	(170,864,782)
Total stockholders' equity	208,871,205	213,802,763

Total liabilities and stockholders' equity	$221,647,755	$228,435,992

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Product revenues	$962,881	$74,372

Costs and expenses
Product costs	3,275,690	1,554,655
Sales and marketing	247,572	318,635
Research and development	167,189	500,620
General and administrative	2,376,236	1,785,510
Total costs and expenses	6,066,687	4,159,420

Operating loss	(5,103,806)	(4,085,048)

Other income (expense)
Interest expense	(75,288)	(78,804)
Other income, net	67,368	4,961
Total other income (expense)	(7,920)	(73,843)

Net loss	$(5,111,726)	$(4,158,891)

Other comprehensive income (loss):
Foreign currency translation gain	82,905	80,039
Unrealized loss on marketable securities	(114,065)	—
Total other comprehensive income (loss)	(31,160)	80,039

Comprehensive loss	$(5,142,886)	$(4,078,852)

Basic and diluted net loss per share	$(0.07)	$(0.06)
Weighted average number of Common Shares -
basic and diluted	71,004,454	64,550,920

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2020	55,497,133	$55,497	$263,629,116	$(267,258)	$(148,542,194)	$114,875,161
Net loss					(4,158,891)	(4,158,891)
Other comprehensive income (loss)				80,039		80,039
Cashless exercise of options for common stock	4,354	4	(4)			—
Issuance of common stock, net of expenses	14,950,000	14,950	119,105,487			119,120,437
Exercise of warrants for common stock	491,133	491	1,595,691			1,596,182
Share based compensation	40,525	41	129,674			129,715
Balance at March 31, 2021	70,983,145	$70,983	$384,459,964	$(187,219)	$(152,701,085)	$231,642,643

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2021	71,025,738	$71,026	$384,852,107	$(255,588)	$(170,864,782)	$213,802,763
Net loss					(5,111,726)	(5,111,726)
Other comprehensive income (loss)				(31,160)		(31,160)
Share based compensation	83,963	84	211,244			211,328
Balance at March 31, 2022	71,109,701	$71,110	$385,063,351	$(286,748)	$(175,976,508)	$208,871,205

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(5,111,726)	$(4,158,891)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	490,563	422,185
Share-based compensation	211,328	129,715
Other non-cash charge	4,251	4,203
Changes in operating assets and liabilities:
Inventory	(411,794)	(577,154)
Prepaid expenses and other assets	(139,671)	(63,966)
Accounts payable and accrued liabilities	(6,949)	(211,347)
Accrued employee compensation	(362,416)	(63,139)
Net cash used in operating activities	(5,326,414)	(4,518,394)

Investing activities
Purchases and deposits on property, plant and equipment	(5,762,143)	(1,208,183)
Purchases of marketable securities, net	(1,705,440)	—
Other investing activities	—	(11,010)
Net cash used in investing activities	(7,467,583)	(1,219,193)

Financing activities
Proceeds from issuance of debt	—	187,120
Repayment of term debt	(159,304)	(38,885)
Proceeds from the issuance of common stock, net	—	119,120,437
Proceeds from the exercise of stock options and warrants	—	1,596,182
Net cash (used in) provided by financing activities	(159,304)	120,864,854

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,106	21,007
Net change in cash, cash equivalents and restricted cash	(12,945,195)	115,148,274
Cash, cash equivalents and restricted cash at beginning of period	89,454,988	96,251,160
Cash, cash equivalents and restricted cash at end of period	$76,509,793	$211,399,434

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$75,509,793	$210,899,434
Restricted cash	1,000,000	500,000
Total cash, cash equivalents and restricted cash	$76,509,793	$211,399,434

Supplemental disclosure of cash flow information and
non-cash transactions:
Interest paid in cash	$71,037	$73,685
Property and equipment included in accounts payable and accrued liabilities	$1,507,514	$82,068

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the condensed consolidated financial statements

(unaudited)

1. Nature of business and organization

AquaBounty Technologies, Inc. (the “Parent” and, together with its wholly owned subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm-raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional salmon. In 2015, the Parent obtained regulatory approval from the U.S. Food and Drug Administration (“FDA”) for the production and sale of its GE Atlantic salmon in the United States and in 2016, the Parent obtained regulatory approval from Health Canada for the production and sale of its GE Atlantic salmon in Canada. In 2021, the Parent obtained regulatory approval from the National Biosafety Technical Commission for the sale of its GE Atlantic salmon in Brazil. In 2021, the Company began harvesting and selling its GE Atlantic salmon in the United States and Canada.

2. Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2021. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2022, results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Liquidity

The Company had $179.9 million in cash and cash equivalents, marketable securities and restricted cash as of March 31, 2022. While the Company has experienced net losses and negative cash flows from operations since inception, management believes that it has sufficient cash to meet the Company's requirements beyond the next twelve months from the filing date of these condensed consolidated financial statements. However, until such time as the Company reaches profitability, it may require additional financing to fund its operations and execute its business plan.

Inventories

Inventories are mainly comprised of feed, eggs, fish in process and finished goods. Fish in process inventory is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. The Company measures inventory at the lower of cost or net realizable value (NRV). The NRV calculation contains various estimates and assumptions in regard to the calculation of the biomass, including expected yield, the market value of the biomass and estimated costs of completion and transportation. The Company considers fish that has been harvested and transported from its farm to be finished goods inventory.

Revenue recognition

The Company generates revenue from the sale of its products. Revenue is recognized when the customer takes physical control of the goods, in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for the goods. Revenue excludes any sales tax collected and includes any estimate of future credits.

During the period ended March 31, 2022, the Company recognized the following product revenue:

	Quarter Ended March 31, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$788,977	$131,860	$920,837
Non-GE Atlantic salmon fry	-	41,807	41,807
Other revenue	-	237	237
Total Revenue	$788,977	$173,904	$962,881

During the period ended March 31, 2022, the Company had the following customer concentration of revenue:

Quarter Ended
March 31, 2022
Customer A	34%
Customer B	21%
Customer C	14%
All other	31%
Total of all customers	100%

Net loss per share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of Common Shares outstanding during the year. Basic net loss per share is based solely on the number of Common Shares outstanding during the year. Common Shares outstanding exclude any issued, but unvested restricted shares. Fully diluted net loss per share includes the number of Common Shares issuable upon the exercise of warrants and options with an exercise price less than the fair value of the Common Shares, as well as all issued but unvested restricted shares. Since the Company is reporting a net loss for all periods presented, all potential Common Shares are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.

The following table shows the impact of potentially dilutive securities outstanding:

	March 31, 2022	December 31, 2021
Shares issued and outstanding, excluding unvested restricted shares	71,087,504	70,992,361
Reserve for issued stock options	873,180	663,425
Reserve for issued warrants	418,441	418,441
Reserve for issued but unvested restricted shares	184,645	65,100
Fully diluted shares	72,563,770	72,139,327

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

COVID-19

Although the COVID-19 pandemic has diminished in the United States and other parts of the world as vaccines have become more readily available, several variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and the Company continues to monitor its status. The ultimate impact of the evolving COVID-19 pandemic on the Company’s operations will depend on future developments, which cannot be predicted with confidence, and the Company cannot predict the extent or impact of the extended period of continued business interruption and reduced operations caused by the COVID-19 pandemic or any additional preventative or protective measures taken in response. In connection with the COVID-19 pandemic, management continues to make modifications to biosecurity procedures and employee welfare practices at the Company’s farm sites to adapt to local requirements and to provide a safe work environment.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions, investing cash equivalents with maturities of less than 90 days, and investing marketable securities with maturities of less than 180 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $147 thousand and $224 thousand at March 31, 2022 and December 31, 2021, respectively. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. As of March 31, 2022 and December 31, 2021 the cash equivalent investment balance was $56.7 million and $73.3 million, respectively.

4. Marketable Securities

Marketable securities are classified as available-for-sale. The following tables summarize the amortized cost, gross unrealized gains and losses, and the fair value as of March 31, 2022 and December 31, 2021:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	December 31, 2021
Government bonds	$28,453,161	$82	$(18,255)	$28,434,988
Corporate bonds	29,874,696	-	(21,928)	29,852,768
Commercial paper	43,486,025	-	-	43,486,025
Marketable securities	$101,813,882	$82	$(40,183)	$101,773,781

	March 31, 2022
Government bonds	$37,488,888	$33	$(86,090)	$37,402,831
Corporate bonds	26,549,151	15	(68,035)	26,481,132
Commercial paper	39,481,194	-	-	39,481,194
Marketable securities	$103,519,232	$48	$(154,125)	$103,365,156

5. Inventory

Major classifications of inventory are summarized as follows:

	March 31, 2022	December 31, 2021
Feed, net	$306,635	162,047
Eggs and fry	97,939	—
Fish in process	1,209,012	926,360
Finished goods	62,096	171,503
Inventory, net	$1,675,682	1,259,910

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	March 31, 2022	December 31, 2021
Land	$730,345	$725,799
Building and improvements	15,712,641	15,580,385
Construction in process	12,286,984	8,119,575
Equipment	16,220,935	15,981,408
Office furniture and equipment	242,102	240,939
Vehicles	36,837	36,280
Total property and equipment	$45,229,844	$40,684,386
Less accumulated depreciation and amortization	(7,401,679)	(6,869,267)
Property, plant and equipment, net	$37,828,165	$33,815,119

Depreciation expense was $484 thousand and $416 thousand, for the three-month period ended March 31, 2022 and 2021, respectively.

Included in construction in process is $2.1 million for construction related to the Rollo Bay farm site and improvements to the Fortune Bay hatchery, $819 thousand for construction related to the Indiana farm site, and $9.4 million related to design work and construction activities for the Ohio farm. An additional $19.4 million has been contractually committed for these farm sites, though if a contract were terminated, a portion of this total would be refundable based on the amount of work completed as of the date of the contract termination.

7. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	March 31, 2022	December 31, 2021
ACOA AIF Grant	0%	Royalties	-	$2,296,099	$2,261,349
ACOA term loan #1	0%	C$3,120	Feb 2027	147,204	152,346
ACOA term loan #2	0%	C$4,630	Sep 2029	333,120	339,015
ACOA term loan #3	0%	C$6,945	Dec 2025	199,875	196,850
Kubota Canada Ltd	0%	C$1,142	Jan 2025	31,054	33,283
DFO term loan	0%	C$2,091	Aug 2032	411,935	405,700
PEI Finance term loan	4%	C$16,313	Nov 2023	1,957,755	1,947,510
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	3,764,506	3,883,325
Total debt				$9,141,548	$9,219,378
less: debt issuance costs				(64,430)	(68,680)
less: current portion				(657,828)	(627,365)
Long-term debt, net				$8,419,290	$8,523,333

Estimated principal payments remaining on loan debt are as follows:

Total
2022 (remainder of the year)	$486,634
2023	2,595,928
2024	732,581
2025	752,978
2026	717,174
Thereafter	3,856,253
Total	$9,141,548

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with the Department of Fisheries and Ocean's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On April 6, 2022, the Canadian Subsidiary borrowed an additional C$53,456 ($42,241) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in March 2023, with maturity in August 2032. All funding requests must be submitted by August 22, 2022.

In August 2020, the Indiana Subsidiary entered into a term loan agreement with First Farmers Bank and Trust (“FFBT”) in the amount of $4 million, which is secured by the assets of the Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At March 31, 2022, the Indiana subsidiary was in non-compliance with one of its loan covenants. Subsequent to period-end, FFBT revised the covenant and the Indiana subsidiary returned to compliance.

The Company recognized interest expense of $75 thousand and $79 thousand for the three months ended March 31, 2022 and 2021, respectively, on its interest-bearing debt.

8. Leases

Lease expense for the three months ended March 31, 2022 and 2021, amounted to $21 thousand and $22 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 24 years as of March 31, 2022. Lease payments included in operating cash flows totaled $25 thousand and $22 thousand for the three months ended March 31, 2022 and 2021, respectively.

The table below summarizes the Company’s lease obligations and remaining payments at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	Lease Liability		Lease Liability
Total leases	$274,231		$290,327
Less: current portion	(67,497)		(66,269)
Long-term leases	$206,734	$	$ 224,058

Remaining payments under leases are as follows:

Year	Amount
2022 (remainder of the year)	$50,173
2023	20,831
2024	4,495
2025	4,340
2026	4,215
Thereafter	190,177
Total lease payments	$274,231

9. Stockholders’ equity

Recent issuances

On February 8, 2021, the Company completed a public offering of 14,950,000 Common Shares for net proceeds of approximately $119.1 million.

Warrants

At March 31, 2022 and December 31, 2021, there were 418,441 warrants outstanding at an exercise price of $3.25, all of which were issued in conjunction with a public equity offering in January 2018. All remaining warrants have an expiration date of January 17, 2023.

Share-based compensation

At March 31, 2022, the Company has reserved 873,180 Common Shares issuable upon the exercise of outstanding stock options awarded under its 2006 and 2016 Equity Incentive Plans. An additional 465,984 Common Shares are reserved for future award and issuance under the 2016 Equity Incentive Plan.

Restricted stock

A summary of the Company’s restricted Common Shares for the three months ended March 31, 2022, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2021	65,100	$4.10
Granted	240,777	1.52
Vested	(121,232)	2.14
Forfeited	—	—
Unvested at March 31, 2022	184,645	$2.03

During the three months ended March 31, 2022 and 2021, the Company expensed $168 thousand and $107 thousand, respectively related to the restricted stock awards. At March 31, 2022, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $347 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	663,425	$4.31
Issued	209,755	1.55
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2022	873,180	$3.65
Exercisable at March 31, 2022	624,075	$4.31

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested daily over one to three years and are exercisable for a term of ten years from the date of issuance.

The fair values of stock option grants to employees and members of the Board of Directors during 2022 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

2022
Expected volatility	103%
Risk free interest rate	2.10%
Expected dividend yield	0%
Expected life (in years)	5

The weighted average fair value of stock options granted during the three months ended March 31, 2022 was $1.12.

The total intrinsic value of all options outstanding was $73 thousand and $18 thousand at March 31, 2022, and December 31, 2021, respectively. The total intrinsic value of exercisable options was $1 thousand and $11 thousand at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes information about options outstanding and exercisable at March 31, 2022:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
$1.52 - $2.50	732,288	7.9	503,779
$5.44 - $6.72	55,402	8.2	34,789
$7.50 - $10.80	16,403	2.1	16,403
$14.20 - $23.40	69,087	4.0	69,087
	873,180		624,058

Total share-based compensation on stock options amounted to $43 thousand and $22 thousand for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $374 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2 years.

10. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. The Company records estimated losses from these legal proceedings and claims when it determines that it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Litigation is subject to many factors that are difficult to predict so that there can be no assurance, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs. There have been no other material changes to the commitments and contingencies disclosed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the three months ended March 31, 2022 and is forecasting additional losses through the remainder of the year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2022, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 10, 2022.

Overview

We believe we are a leader in land-based aquaculture, leveraging decades of technology expertise to deliver innovative solutions that address food insecurity and climate change issues, while improving efficiency, sustainability and profitability. We provide fresh Atlantic salmon to nearby markets by raising our fish in carefully monitored land-based fish farms through a safe, secure and sustainable process. Our land-based Recirculating Aquaculture System farms, located in Indiana, United States and Prince Edward Island, Canada, are close to key consumption markets and are designed to prevent disease and to include multiple levels of fish containment to protect wild fish populations. We are raising nutritious salmon that is free of antibiotics and other contaminants and provides a solution with a reduced carbon footprint and no risk of pollution to marine ecosystems as compared to traditional sea-cage farming. Our lead product is our GE Atlantic salmon, which received FDA approval in 2015 as the first genetically engineered animal available for sale for human consumption. We commenced commercial activities in 2021 with operations in the United States and Canada where we have received regulatory approval. We are actively engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

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

The ultimate impact of the evolving COVID-19 pandemic on our operations will depend on future developments, which cannot be predicted with confidence, and we cannot predict the extent or impact of the extended period of continued business interruption and reduced operations caused by the COVID-19 pandemic or any additional preventative or protective measures taken in response. In connection with the COVID-19 pandemic, we continue to make modifications to our biosecurity procedures and our employee welfare practices at our farm sites to adapt to local requirements and to provide a safe work environment.

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

Production Costs

Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs is absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish biomass. The costs that are not absorbed into inventory, as well as any net realizable inventory value adjustments, are classified as production costs. As of March 31, 2022 and 2021, we had sixty-four and forty-three employees, respectively engaged in production activities.

Sales and Marketing Expenses

Our sales and marketing expenses currently include salaries and related costs for our sales personnel and consulting fees for market-related activities. As of March 31, 2022 and 2021, we had two and one employees, respectively dedicated to sales and marketing. We expect our sales and marketing expenses to increase as our production output and revenues grow.

Research and Development Expenses

As of March 31, 2022 and 2021, we employed twenty-two and fifteen scientists and technicians, respectively at our facilities on Prince Edward Island to oversee our broodstock of GE Atlantic salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•salaries and related overhead expenses for personnel in research, development functions, and brood-stock husbandry;

•fees paid to contract research organizations and consultants who perform research for us;

•costs related to laboratory supplies used in our research and development efforts; and

•costs related to operating our field trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal services. We had thirteen and fifteen employees in our general and administrative group as of March 31, 2022 and 2021, respectively.

Other Income (Expense)

Interest expense includes the interest on our outstanding loans and the amortization of debt issuance costs. Other income (expense) includes bank charges, fees, interest income, miscellaneous gains or losses on asset disposals and realized gains or losses on investments.

Results of Operations

Comparison of the three months ended March 31, 2022, to the three months ended March 31, 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change
	(unaudited)
Product revenue	$963	$74	889	1,201%
Operating expenses:
Product costs	3,276	1,555	1,721	111%
Sales and marketing	248	319	(71)	(22)%
Research and development	167	500	(333)	(67)%
General and administrative	2,376	1,785	591	33%
Operating loss	5,104	4,085	1,019	25%
Total other expense	8	74	(66)	(89)%
Net loss	$5,112	$4,159	953	23%

Product Revenue

Product revenue for the three months ended March 31, 2022 consisted of our GE Atlantic salmon and conventional Atlantic salmon fry. Product revenue for the three months ended March 31, 2021 consisted of conventional Atlantic salmon fry and eggs. The increase in revenue is due to the harvesting and sale of our GE Atlantic salmon, which commenced in June 2021. We expect revenues for the remainder of 2022 to slowly grow as we increase our harvesting capability at our Indiana and Rollo Bay farm sites.

Production Costs

Production costs for the three months ended March 31, 2022, were up from the corresponding period in 2021, due to production cost increases related to harvesting at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market.

Since our production costs were higher than the net realizable value of the salmon produced, the current period includes an inventory value charge of $2.1 million based on the market price for salmon, our production yields and external processing and transportation costs. For the corresponding period in 2021, the inventory value charge was $1.5 million.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2022, were down from the corresponding period in 2021 due to decreases in donations, promotional expenses, and fees payable to outside consultants, offset by an increase in head count and travel related to marketing activities for our salmon.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022, were down from the corresponding period in 2021 due to a decrease in outside contract service fees and field trials, and by an increase in broodstock cost transferred to production costs for related product revenue during the period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022, were up from the corresponding period in 2021 due to an increase in recruitment, insurance costs, auditing fees, stock compensation, and travel, offset by a decrease in legal fees, outside consulting and advisory fees, and personnel costs.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended March 31, 2022 and 2021.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,		Dollar	%
	2022	2021	Change	Change

Net cash provided by (used in):
Operating activities	$(5,326)	$(4,518)	(808)	18%
Investing activities	(7,468)	(1,219)	(6,249)	513%
Financing activities	(159)	120,865	(121,024)	(100)%
Effect of exchange rate changes on cash	8	21	(13)	(62)%
Net (decrease) increase in cash	$(12,945)	$115,149	(128,094)	(111)%

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was primarily comprised of our $5.1 million net loss, offset by non-cash depreciation and stock compensation charges of $702 thousand and increased by working capital uses of $921 thousand. Net cash used in operating activities during the three months ended March 31, 2021 was primarily comprised of our $4.1 million net loss, offset by non-cash depreciation and stock compensation charges of $552 thousand and increased by working capital uses of $911 thousand.

Spending on operations increased in the current period due to increases in production activities at our Rollo Bay and Indiana farm sites. Cash used by working capital increased in the current period and was due to an increase in inventory and prepaid expenses and a decrease in accounts payable and accrued liabilities, and accrued employee compensation.

Cash Flows from Investing Activities

During the three months ended March 31, 2022, we used $5.8 million for construction activities at our farm sites and the purchase of equipment, and $1.7 million on marketable securities purchases. During the same period in 2021, we used $1.2 million for construction charges and for equipment purchases, and $11 thousand on capitalized software.

We expect expenditures on capital projects to increase in future periods as we continue construction of our Ohio farm. We currently estimate the construction costs to be in the range of $290 million to $320 million, including a reserve for potential contingencies of $30 million. We expect to finance this project cost through a combination of cash on hand and future issuances of debt. Estimating the cost and timing for the completion of this new and complex capital project is inherently difficult and subject to change based on a number of factors, including design changes, fluctuating costs of materials, labor shortages, the impact of the COVID-19 pandemic, construction delays, dependence on contractors, financing costs, customer requirements and unexpected complications. For more information, see “Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, we made a $159 thousand debt repayment. During the same period in 2021, we received approximately $119.1 million in net proceeds from the issuance of shares of common stock in a public equity offering, $1.6 million from the exercise of warrants, and $187 thousand from new debt. This was offset by $39 thousand in debt repayment.

Future Capital Requirements

We had $179.9 million of cash and cash equivalents, marketable securities and restricted cash as of March 31, 2022. While we have experienced net losses and negative cash flows from operations since inception, we believe that we have sufficient cash to meet our requirements for at least the next twelve months from the filing date. During the balance of 2022, we expect to use approximately $104 million of cash to fund our operations and construction costs for our Ohio farm.

In 2020, we entered into a term loan agreement with First Farmers Bank and Trust in the amount of $4 million, which is secured by the assets of our Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At March 31, 2022, the Indiana subsidiary was in non-compliance with one of its loan covenants. Subsequent to period-end, First Farmers Bank and Trust revised the covenant and the Indiana subsidiary returned to compliance. The ability of the Indiana subsidiary to meet its debt covenants over the next twelve months is dependent upon its operating performance.

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

There have been no material changes to these estimates, or the policies related to them, during the three months ended March 31, 2022. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Emerging Growth Company and Smaller Reporting Company Status

We qualify as an emerging growth company (“EGC”), as defined in the JOBS Act. As an EGC, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions until December 31, 2022 or such earlier time that we are no longer an emerging growth company. We would cease to be an EGC earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an EGC, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. We may choose to take advantage of some, but not all, of the available exemptions.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. Therefore, the reported results of operations contained in our consolidated financial statements may not be directly comparable to those of other public companies.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following sections provide quantitative information on our exposure to interest rate risk and foreign currency exchange risk. We make use of sensitivity analyses, which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At March 31, 2022, and December 31, 2021, we had $5.7 million and $5.8 million, respectively in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers Bank and Trust, which has a rate reset in July 2025.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2022, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 10, 2022, there are a number of risk factors that could affect our business, financial condition, and results of operations. You should carefully review the risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission, in evaluating our business. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below, elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” for information relating to these forward-looking statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

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

AQUABOUNTY TECHNOLOGIES, INC.

May 5, 2022	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

May 5, 2022	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)