Form 10-Q
period 2022-06-30
AquaBounty Technologies, Inc.
filed 2022-08-09
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes  ☐    No  ☒

At August 8, 2022, the registrant had 71,110,713 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

•our cash position, our ability to raise additional capital to finance our activities and the terms of such financing, including interest rates on debt;

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$118,888,889	$88,454,988
Marketable securities	29,354,888	101,773,781
Inventory	1,918,395	1,259,910
Prepaid expenses and other current assets	4,447,399	1,536,484
Total current assets	154,609,571	193,025,163

Property, plant and equipment, net	63,978,895	33,815,119
Right of use assets, net	254,221	284,320
Intangible assets, net	224,991	231,842
Restricted cash	1,000,000	1,000,000
Other assets	72,083	79,548
Total assets	$220,139,761	$228,435,992

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$6,883,125	$4,317,615
Accrued employee compensation	783,449	874,589
Current debt	688,390	627,365
Other current liabilities	52,260	66,269
Total current liabilities	8,407,224	5,885,838

Long-term lease obligations	205,565	224,058
Long-term debt, net	8,114,797	8,523,333
Total liabilities	16,727,586	14,633,229

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 150,000,000 and 80,000,000 shares authorized at
June 30, 2022 and December 31, 2021, respectively; 71,110,713 and 71,025,738 shares
outstanding at June 30, 2022 and December 31, 2021, respectively	71,111	71,026
Additional paid-in capital	385,172,168	384,852,107
Accumulated other comprehensive loss	(318,554)	(255,588)
Accumulated deficit	(181,512,550)	(170,864,782)
Total stockholders' equity	203,412,175	213,802,763

Total liabilities and stockholders' equity	$220,139,761	$228,435,992

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product revenues	$1,069,706	$227,393	$2,032,587	$301,765

Costs and expenses
Product costs	3,250,106	1,847,596	6,525,796	3,402,251
Sales and marketing	349,917	548,881	597,489	867,516
Research and development	208,292	431,373	375,481	931,993
General and administrative	2,831,930	2,578,958	5,208,166	4,364,468
Total costs and expenses	6,640,245	5,406,808	12,706,932	9,566,228

Operating loss	(5,570,539)	(5,179,415)	(10,674,345)	(9,264,463)

Other income (expense)
Interest expense	(74,694)	(80,210)	(149,982)	(159,014)
Other income, net	109,191	28,888	176,559	33,849
Total other income (expense)	34,497	(51,322)	26,577	(125,165)

Net loss	$(5,536,042)	$(5,230,737)	$(10,647,768)	$(9,389,628)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(153,602)	65,924	(70,697)	145,963
Unrealized gain on marketable securities	121,796	8,970	7,731	8,970
Total other comprehensive (loss) income	(31,806)	74,894	(62,966)	154,933

Comprehensive loss	$(5,567,848)	$(5,155,843)	$(10,710,734)	$(9,234,695)

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.15)	$(0.14)
Weighted average number of Common Shares -
basic and diluted	71,068,671	71,021,141	71,036,562	67,803,904

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2020	55,497,133	$55,497	$263,629,116	$(267,258)	$(148,542,194)	$114,875,161
Net loss					(4,158,891)	(4,158,891)
Other comprehensive income (loss)				80,039		80,039
Cashless exercise of options for common stock	4,354	4	(4)			—
Issuance of common stock, net of expenses	14,950,000	14,950	119,105,487			119,120,437
Exercise of warrants for common stock	491,133	491	1,595,691			1,596,182
Share based compensation	40,525	41	129,674			129,715
Balance at March 31, 2021	70,983,145	$70,983	$384,459,964	$(187,219)	$(152,701,085)	$231,642,643
Net loss					(5,230,737)	(5,230,737)
Other comprehensive income (loss)				74,894		74,894
Exercise of warrants for common stock	39,281	39	127,625			127,664
Share based compensation	3,312	4	87,350			87,354
Balance at June 30, 2021	71,025,738	$71,026	$384,674,939	$(112,325)	$(157,931,822)	$226,701,818

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2021	71,025,738	$71,026	$384,852,107	$(255,588)	$(170,864,782)	$213,802,763
Net loss					(5,111,726)	(5,111,726)
Other comprehensive income (loss)				(31,160)		(31,160)
Share based compensation	83,963	84	211,244			211,328
Balance at March 31, 2022	71,109,701	$71,110	$385,063,351	$(286,748)	$(175,976,508)	$208,871,205
Net loss					(5,536,042)	(5,536,042)
Other comprehensive income (loss)				(31,806)		(31,806)
Exercise of options for common stock	1,012	1	1,537			1,538
Share based compensation			107,280			107,280
Balance at June 30, 2022	71,110,713	$71,111	$385,172,168	$(318,554)	$(181,512,550)	$203,412,175

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(10,647,768)	$(9,389,628)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	988,292	857,842
Share-based compensation	318,608	217,069
Other non-cash charge	14,860	8,565
Changes in operating assets and liabilities:
Inventory	(661,090)	(1,122,422)
Prepaid expenses and other assets	(2,883,505)	(876,139)
Accounts payable and accrued liabilities	1,705,335	(150,951)
Accrued employee compensation	(91,140)	(2,169)
Net cash used in operating activities	(11,256,408)	(10,457,833)

Investing activities
Purchases and deposits on property, plant and equipment	(30,472,704)	(2,437,911)
Maturities of marketable securities	120,047,915	139,542
Purchases of marketable securities	(47,621,291)	(71,842,187)
Other investing activities	12,500	(11,010)
Net cash provided by (used in) investing activities	41,966,420	(74,151,566)

Financing activities
Proceeds from issuance of debt	42,338	406,378
Repayment of term debt	(318,600)	(79,600)
Proceeds from the issuance of common stock, net	—	119,120,437
Proceeds from the exercise of stock options and warrants	1,538	1,723,846
Net cash (used in) provided by financing activities	(274,724)	121,171,061

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,387)	32,529
Net change in cash, cash equivalents and restricted cash	30,433,901	36,594,191
Cash, cash equivalents and restricted cash at beginning of period	89,454,988	96,251,160
Cash, cash equivalents and restricted cash at end of period	$119,888,889	$132,845,351

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$118,888,889	$132,345,351
Restricted cash	1,000,000	500,000
Total cash, cash equivalents and restricted cash	$119,888,889	$132,845,351

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$141,490	$149,533
Property and equipment included in accounts payable and accrued liabilities	$3,758,842	$388,495

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the condensed consolidated financial statements

(unaudited)

1. Nature of business and organization

AquaBounty Technologies, Inc. (the “Parent” and, together with its wholly owned subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm-raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional salmon. In 2015, the Parent obtained regulatory approval from the U.S. Food and Drug Administration (“FDA”) for the production and sale of its genetically engineered (“GE”) Atlantic salmon in the United States and in 2016, the Parent obtained regulatory approval from Health Canada for the production and sale of its GE Atlantic salmon in Canada. In 2021, the Parent obtained regulatory approval from the National Biosafety Technical Commission for the sale of its GE Atlantic salmon in Brazil. In 2021, the Company began harvesting and selling its GE Atlantic salmon in the United States and Canada.

2. Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2021. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2022, results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Liquidity

The Company had $149.2 million in cash and cash equivalents, marketable securities and restricted cash as of June 30, 2022. The Company’s plans include the construction of a 10,000 metric ton salmon farm in Ohio at a cost that is currently expected to exceed $320 million. The Company is exploring alternatives to reduce this cost, including phasing the construction of the 10,000 metric ton farm with an initial production output level that would demonstrate the Company’s competitive advantage and ability to operate at commercial scale. The Company plans to use cash-on-hand, marketable securities and debt financing to fund the construction. To date, the Company has invested over $30 million in the project. Though the Company has experienced net losses and negative cash flows from operations since inception, management believes that it has sufficient uncommitted cash to meet the Company's requirements beyond the next twelve months from the filing date of these condensed consolidated financial statements. However, until such time as the Company reaches profitability, it will require additional financing to fund its operations and execute its business plan.

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

During the period ended June 30, 2022, the Company recognized the following product revenue:

	Three Months Ended June 30, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$812,415	$207,854	$1,020,269
Non-GE Atlantic salmon eggs	-	37,980	37,980
Other revenue	-	11,457	11,457
Total Revenue	$812,415	$257,291	$1,069,706

	Six Months Ended June 30, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$1,601,392	$339,714	$1,941,106
Non-GE Atlantic salmon eggs	-	46,692	46,692
Non-GE Atlantic salmon fry	-	33,095	33,095
Other revenue	-	11,694	11,694
Total Revenue	$1,601,392	$431,195	$2,032,587

During the period ended June 30, 2022, the Company had the following customer concentration of revenue:

Three Months Ended
June 30, 2022
Customer A	39%
Customer B	18%
Customer C	14%
All other	29%
Total of all customers	100%

Six Months Ended
June 30, 2022
Customer A	37%
Customer B	19%
Customer C	12%
All other	32%
Total of all customers	100%

Net loss per share

Basic net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of Common Shares outstanding during the year. Fully diluted net loss per share includes the number of Common Shares issuable upon the exercise of warrants and options with an exercise price less than the fair value of the Common Shares, unless the impact of the warrant or option is anti-dilutive to the calculation. Since the Company is reporting a net loss for all periods presented, all potential Common Shares are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended
Average Outstanding	June 30, 2022	June 30, 2021
Stock options	869,683	683,146
Warrants	418,441	438,082
Unvested restricted shares	185,611	69,760

	Six Months Ended
Average Outstanding	June 30, 2022	June 30, 2021
Stock options	800,930	674,568
Warrants	418,441	608,339
Unvested restricted shares	145,440	70,724

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions, investing cash equivalents with maturities of less than 90 days, and investing marketable securities with maturities of less than 180 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $186 thousand and $224 thousand as of June 30, 2022 and December 31, 2021, respectively. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. As of June 30, 2022 and December 31, 2021 the cash equivalent investment balance was $15.9 million and $73.3 million, respectively.

4. Marketable Securities

Marketable securities are classified as available-for-sale. The following tables summarize the amortized cost, gross unrealized gains and losses, and the fair value (level 2) as of June 30, 2022 and December 31, 2021:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	December 31, 2021
Government bonds	$28,453,161	$82	$(18,255)	$28,434,988
Corporate bonds	29,874,696	-	(21,928)	29,852,768
Commercial paper	43,486,025	-	-	43,486,025
Marketable securities	$101,813,882	$82	$(40,183)	$101,773,781

	June 30, 2022
Government bonds	$13,165,731	$7	$(7,017)	$13,158,721
Corporate bonds	12,228,227	-	-	12,228,227
Commercial paper	3,993,300	-	(25,360)	3,967,940
Marketable securities	$29,387,258	$7	$(32,377)	$29,354,888

5. Inventory

Major classifications of inventory are summarized as follows:

	June 30, 2022	December 31, 2021
Feed, net	$283,654	162,047
Eggs and fry	83,936	—
Fish in process	1,506,218	926,360
Finished goods	44,587	171,503
Inventory, net	$1,918,395	1,259,910

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	June 30, 2022	December 31, 2021
Land	$2,970,070	$725,799
Building and improvements	15,564,196	15,580,385
Construction in process	36,196,500	8,119,575
Equipment	16,758,695	15,981,408
Office furniture and equipment	242,939	240,939
Vehicles	35,736	36,280
Total property and equipment	$71,768,136	$40,684,386
Less accumulated depreciation and amortization	(7,789,241)	(6,869,267)
Property, plant and equipment, net	$63,978,895	$33,815,119

Depreciation expense was $957 thousand and $845 thousand, for the six-month period ended June 30, 2022 and 2021, respectively.

Included in construction in process is $2.0 million for construction related to the Rollo Bay farm site and improvements to the Fortune Bay hatchery, $456 thousand for construction related to the Indiana farm site, and $33.7 million related to design work and construction activities for the Ohio farm. An additional $1.0 million has been contractually committed for the Indiana and Rollo Bay farm sites and $16.4 million has been committed for the construction of the Ohio farm.

7. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	June 30, 2022	December 31, 2021
ACOA AIF Grant	0%	Royalties	-	$2,227,461	$2,261,349
ACOA term loan #1	0%	C$3,120	Feb 2027	135,544	152,346
ACOA term loan #2	0%	C$4,630	Sep 2029	312,388	339,015
ACOA term loan #3	0%	C$6,945	Dec 2025	193,900	196,850
Kubota Canada Ltd	0%	C$1,142	Jan 2025	27,467	33,283
DFO term loan	0%	C$2,091	Aug 2032	441,081	405,700
PEI Finance term loan	4%	C$16,313	Nov 2023	1,880,359	1,947,510
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	3,645,175	3,883,325
Total debt				$8,863,375	$9,219,378
less: debt issuance costs				(60,188)	(68,680)
less: current portion				(688,390)	(627,365)
Long-term debt, net				$8,114,797	$8,523,333

Estimated principal payments remaining on debt outstanding are as follows:

Total
2022 remaining	$324,060
2023	2,537,186
2024	731,107
2025	751,804
2026	718,019
Thereafter	3,801,199
Total	$8,863,375

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with the Department of Fisheries and Ocean's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On April 6, 2022, the Canadian Subsidiary borrowed an additional C$53,456 ($42,338) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in March 2023, with maturity in August 2032. All funding requests must be submitted by August 22, 2022.

In August 2020, the Indiana Subsidiary entered into a term loan agreement with First Farmers Bank and Trust (“FFBT”) in the amount of $4 million, which is secured by the assets of the Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At June 30, 2022, the Indiana subsidiary was in compliance with its loan covenants.

The Company recognized interest expense of $150 thousand and $159 thousand for the six months ended June 30, 2022 and 2021, respectively, on its interest-bearing debt.

8. Leases

Lease expense for the six months ended June 30, 2022 and 2021, amounted to $43 thousand. The weighted average remaining lease term of the Company’s operating leases was 24 years as of June 30, 2022. Lease payments included in operating cash flows totaled $42 thousand for the six months ended June 30, 2022 and 2021.

The table below summarizes the Company’s lease obligations and remaining payments at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	Lease Liability	Lease Liability
Total leases	$257,825	$290,327
Less: current portion	(52,260)	(66,269)
Long-term leases	$205,565	$224,058

Remaining payments under leases are as follows:

Year	Amount
2022 remaining	$33,767
2023	20,831
2024	4,495
2025	4,340
2026	4,215
Thereafter	190,177
Total lease payments	$257,825

9. Stockholders’ equity

Recent issuances

On February 8, 2021, the Company completed a public offering of 14,950,000 Common Shares for net proceeds of approximately $119.1 million.

Warrants

At June 30, 2022 and December 31, 2021, there were 418,441 warrants outstanding at an exercise price of $3.25, all of which were issued in conjunction with a public equity offering in January 2018. All remaining warrants have an expiration date of January 17, 2023.

Share-based compensation

At June 30, 2022, the Company has reserved 866,186 Common Shares issuable upon the exercise of outstanding stock options awarded under its 2006 and 2016 Equity Incentive Plans. An additional 466,267 Common Shares are reserved for future award and issuance under the 2016 Equity Incentive Plan.

Restricted stock

A summary of the Company’s restricted Common Shares for the six months ended June 30, 2022, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2021	65,100	$4.10
Granted	247,488	1.52
Vested	(126,012)	2.25
Forfeited	—	—
Unvested at June 30, 2022	186,576	$1.93

During the six months ended June 30, 2022 and 2021, the Company expensed $230 thousand and $149 thousand, respectively, related to the restricted stock awards. At June 30, 2022, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $294 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.7 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	663,425	$4.31
Issued	209,755	1.55
Exercised	(1,012)	1.52
Forfeited	(5,982)	1.52
Expired	—	—
Outstanding at June 30, 2022	866,186	$3.66
Exercisable at June 30, 2022	651,523	$4.22

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested daily over one to six years and are exercisable for a term of ten years from the date of issuance.

The fair values of stock option grants to employees and members of the Board of Directors during 2022 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

2022
Expected volatility	103%
Risk free interest rate	2.10%
Expected dividend yield	0%
Expected life (in years)	5

The weighted average fair value of stock options granted during the six months ended June 30, 2022 was $1.12.

The total intrinsic value of all options outstanding was $38 thousand and $18 thousand at June 30, 2022, and December 31, 2021, respectively. The total intrinsic value of exercisable options was $4 thousand and $11 thousand at June 30, 2022 and December 31, 2021, respectively.

The following table summarizes information about options outstanding and exercisable at June 30, 2022:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
$1.52 - $2.50	725,294	7.6	528,597
$5.44 - $6.72	55,402	7.9	37,436
$7.50 - $10.80	16,403	1.8	16,403
$14.20 - $23.40	69,087	3.7	69,087
	866,186		651,523

Total share-based compensation on stock options amounted to $88 thousand and $68 thousand for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $322 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.7 years.

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

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the six months ended June 30, 2022 and is forecasting additional losses through the remainder of the year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2022, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

Overview

We believe we are a leader in land-based aquaculture, leveraging decades of technology expertise to deliver innovative solutions that address food insecurity and climate change issues, while improving efficiency, sustainability and profitability. We provide fresh Atlantic salmon to nearby markets by raising our fish in carefully monitored land-based fish farms through a safe, secure and sustainable process. Our land-based Recirculating Aquaculture System farms, located in Indiana in the United States and Prince Edward Island in Canada, are close to key consumption markets and are designed to prevent disease and to include multiple levels of fish containment to protect wild fish populations. We are raising nutritious salmon that is free of antibiotics and other contaminants and provides a solution with a reduced carbon footprint without the risk of pollution to marine ecosystems as compared to traditional sea-cage farming. Our lead product is our GE Atlantic salmon, which received FDA approval in 2015 as the first genetically engineered animal available for sale for human consumption. We commenced commercial activities in 2021 with operations in the United States and Canada. We are actively engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

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

Revenue

We currently generate product revenue through the sales of our GE Atlantic salmon, conventional Atlantic salmon eggs and fry, and salmon byproducts. We expect revenues to grow modestly in 2022, as we increase our weekly harvesting capability at our Indiana farm. We measure our harvest volume of GE Atlantic salmon in terms of metric tons (“mt”) of live weight taken out of the water. In the future, we believe that our revenue will depend upon the number and capacity of grow-out farms we have in operation and the market acceptance we achieve. Our revenue will also be impacted by the seasonal fluctuations in salmon demand and pricing.

Production Costs

Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs is absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish biomass. The costs that are not absorbed into inventory, as well as any net realizable inventory value adjustments, are classified as production costs. Our production costs also include the labor and related costs to maintain our salmon broodstock. As of June 30, 2022 and 2021, we had sixty-three and fifty employees, respectively engaged in production activities.

Sales and Marketing Expenses

Our sales and marketing expenses currently include salaries and related costs for our sales personnel and consulting fees for market-related activities. As of June 30, 2022 and 2021, we had two and one employees, respectively, dedicated to sales and marketing. We expect our sales and marketing expenses to increase as our production output and revenues grow.

Research and Development Expenses

As of June 30, 2022 and 2021, we employed twenty-four and nineteen scientists and technicians, respectively, at our facilities on Prince Edward Island to oversee our broodstock of GE Atlantic salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•salaries and related overhead expenses for personnel in research and development functions;

•fees paid to contract research organizations and consultants who perform research for us;

•costs related to laboratory supplies used in our research and development efforts; and

•costs related to operating our field trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal services. We had fourteen and fifteen employees in our general and administrative group as of June 30, 2022 and 2021, respectively.

Other Income (Expense)

Interest expense includes the interest on our outstanding loans and the amortization of debt issuance costs. Other income (expense) includes bank charges, fees, interest income, miscellaneous gains or losses on asset disposals and realized gains or losses on investments.

Results of Operations

Comparison of the three months ended June 30, 2022, to the three months ended June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
	(unaudited)
Product revenue	$1,070	$227	843	371%
Operating expenses:
Product costs	3,250	1,848	1,402	76%
Sales and marketing	350	549	(199)	(36)%
Research and development	208	431	(223)	(52)%
General and administrative	2,832	2,579	253	10%
Operating loss	5,570	5,180	390	8%
Total other (income) expense	(34)	51	(85)	(167)%
Net loss	$5,536	$5,231	305	6%

Product Revenue

	Three Months Ended June 30,			%
	2022	2021	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt of live weight)	129	69	60	87%
Product revenue
GE Atlantic salmon revenue	$1,020	$40	$980	2,450%
Non-GE Atlantic salmon revenue	38	186	(148)	(80)%
Other revenue	12	1	11	1,100%
Total product revenue	$1,070	$227	$843	371%

The increase in revenue is due to the increase in harvest volume and sales of our GE Atlantic salmon, along with improvements in yield and increases in market prices. We expect revenues for the remainder of 2022 to grow slowly and to be impacted by seasonal demand and fluctuating market prices.

Production Costs

Production costs for the three months ended June 30, 2022, were up from the corresponding period in 2021, due to production cost increases related to the volume of harvesting at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market. Costs were impacted by inflation on material and supply purchases, as well as wage increases.

Since our production costs were higher than the net realizable value of the salmon produced, the current period includes an inventory value charge of $2.0 million based on the market price for salmon, our production yields and external processing and transportation costs. For the corresponding period in 2021, the inventory value charge was $1.7 million.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2022, were down from the corresponding period in 2021 due to decreases in donations, offset by an increase in head count, fees payable to outside consultants and stock compensation.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022, were down from the corresponding period in 2021 due to a decrease in personnel costs and outside contract service fees, partly offset by an increase in laboratory costs, and depreciation.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022, were up from the corresponding period in 2021 due to an increase in personnel, recruitment fees, insurance costs, stock compensation and travel, partly offset by a decrease in auditing costs, regulatory fees and outside consulting.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended June 30, 2022 and 2021.

Comparison of the six months ended June 30, 2022, to the six months ended June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change
	(unaudited)
Product revenue	$2,033	$302	1,731	573%
Operating expenses:
Product costs	6,526	3,402	3,124	92%
Sales and marketing	597	868	(271)	(31)%
Research and development	376	932	(556)	(60)%
General and administrative	5,208	4,365	843	19%
Operating loss	10,674	9,265	1,409	15%
Total other (income) expense	(26)	125	(151)	(121)%
Net loss	$10,648	$9,390	1,258	13%

Product Revenue

	Six Months Ended June 30,			%
	2022	2021	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt of live weight)	262	69	193	280%
Product revenue
GE Atlantic salmon revenue	$1,941	$40	$1,901	4,753%
Non-GE Atlantic salmon revenue	80	261	(181)	(69)%
Other revenue	12	1	11	1,100%
Total product revenue	$2,033	$302	$1,731	573%

The increase in revenue is due to the increase in harvest volume and sales of our GE Atlantic salmon, along with improvements in yield and increases in market prices. We expect revenues for the remainder of 2022 to grow slowly and to be impacted by seasonal demand and fluctuating market prices.

Production Costs

Production costs for the six months ended June 30, 2022, were up from the corresponding period in 2021, due to production cost increases related to the volume of harvesting at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market. Costs were impacted by inflation on material and supply purchases, as well as wage increases.

Since our production costs were higher than the net realizable value of the salmon produced, the current period includes an inventory value charge of $4.1 million based on the market price for salmon, our production yields and external processing and transportation costs. For the corresponding period in 2021, the inventory value charge was $3.2 million.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2022, were down from the corresponding period in 2021 due to decreases in donations and promotional expenses, offset by an increase in head count, fees payable to outside consultants, stock compensation, and travel related to marketing activities for our salmon.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022, were down from the corresponding period in 2021 due to a decrease in personnel costs, outside contract service fees and field trials, offset by increased laboratory costs, and depreciation.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022, were up from the corresponding period in 2021 due to an increase in personnel, recruitment fees, insurance and taxes, public listing costs, stock compensation, and outside consultants, offset by a decrease in legal, regulatory and auditing fees.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the six months ended June 30, 2022 and 2021.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,		Dollar	%
	2022	2021	Change	Change

Net cash (used in) provided by:
Operating activities	$(11,256)	$(10,458)	(798)	8%
Investing activities	41,966	(74,152)	116,118	(157)%
Financing activities	(275)	121,171	(121,446)	(100)%
Effect of exchange rate changes on cash	(1)	33	(34)	(103)%
Net increase in cash	$30,434	$36,594	(6,160)	(17)%

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was primarily comprised of our $10.6 million net loss, offset by non-cash depreciation and stock compensation charges of $1.3 million and increased by working capital uses of $1.9 million. Net cash used in operating activities during the six months ended June 30, 2021 was primarily comprised of our $9.4 million net loss, offset by non-cash depreciation and stock compensation charges of $1.1 million and increased by working capital uses of $2.1 million.

Spending on operations increased in the current period due to increases in production activities at our Rollo Bay and Indiana farm sites and additions to corporate overhead. Cash used by working capital decreased slightly in the current period due to an increase in accounts payable and accrued liabilities, offset by an increase in prepaid expenses and inventory.

Cash Flows from Investing Activities

During the six months ended June 30, 2022, we used $30.5 million for construction activities at our farm sites and the purchase of equipment, offset by cash provided by the net sale of marketable securities of $72.4 million. During the same period in 2021, we used $2.4 million for construction charges and equipment purchases, and $71.7 million on marketable securities purchases.

We expect expenditures on capital projects to increase in future periods as we continue construction of our Ohio farm. We currently estimate the construction costs to exceed $320 million, but we are exploring alternatives to reduce this cost, including phasing the construction of the 10,000 metric ton farm with an initial production output level that would demonstrate our competitive advantage and ability to operate at commercial scale. Estimating the cost and timing for the completion of this new and complex capital project is inherently difficult and subject to change based on a number of factors, that we have experienced to date and may experience in the future, including design changes, increasing inflationary pressure on costs of materials and labor, the impact of the COVID-19 pandemic, construction delays, dependence on contractors, the impact of increasing interest rates on financing costs, customer requirements and unexpected complications. For more information, see “Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all” in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, we received $42 thousand from new debt and made $319 thousand in debt repayment. During the same period in 2021, we received approximately $119.1 million in net proceeds from the issuance of shares of common stock in a public equity offering, $1.7 million from the exercise of warrants, and $406 thousand from new debt. This was offset by $80 thousand in debt repayment.

Future Capital Requirements

We had $149.2 million of cash and cash equivalents, marketable securities and restricted cash as of June 30, 2022. Our plans include the construction of a 10,000 metric ton salmon farm in Ohio at a cost that is currently estimated to exceed $320 million. We are exploring alternatives to reduce this cost, including phasing the construction of the 10,000 metric ton farm with an initial production output level that would demonstrate our competitive advantage and ability to operate at commercial scale. We plan to use cash-on-hand, marketable securities and debt financing to fund the construction. To date, we have invested over $30 million in the project. Though we have experienced net losses and negative cash flows from operations since inception, we believe that we have sufficient uncommitted cash to meet our requirements beyond the next twelve months from the filing date of these condensed consolidated financial statements.

In 2020, we entered into a term loan agreement with First Farmers Bank and Trust in the amount of $4 million, which is secured by the assets of our Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At June 30, 2022, the Indiana subsidiary was in compliance with its loan covenants. The ability of the Indiana subsidiary to meet its debt covenants over the next twelve months is dependent upon its operating performance.

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

There have been no material changes to these estimates, or the policies related to them, during the six months ended June 30, 2022. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We may take advantage of these exemptions until December 31, 2022 or such earlier time that we are no longer an emerging growth company. We would cease to be an EGC earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a six-year period. For so long as we remain an EGC, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. We may choose to take advantage of some, but not all, of the available exemptions.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At June 30, 2022, and December 31, 2021, we had $5.5 million and $5.8 million, respectively in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers Bank and Trust, which has a rate reset in July 2025.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2022, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 10, 2022, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 or our 10-Q for the quarter ended March 31, 2022. You should carefully review the risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission, in evaluating our business. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Our strategy depends on our ability to develop and construct additional farms, including our planned Ohio farm. We have begun construction of this farm and its construction, and others in the future, is contingent on a number of significant uncertainties, including those described below. As a result, we may be unable to construct such facilities as planned or at all. We may not be able to obtain the financing necessary to complete construction of our proposed facilities. We estimate that the construction cost for the Ohio farm will exceed $320 million, although this figure is likely to continue to change as we finalize the design, finalize bids from contractors and continue with construction. For example, at least partially due to recent inflationary pressures, subcontractors for certain goods and services at our Ohio farm have submitted bids above the levels that we expected. As a result of these increases, and increased interest rates, although construction on the farm will continue, we have slowed our planned timeline for pursuing debt financing as we seek to re-estimate and re-bid certain remaining construction costs and attempt to obtain better terms. However, there can be no guarantee that our attempts will be successful, and macro-economic conditions could worsen, which could result in further cost increases and further financing and construction-related delays.

We do not have the financial resources required to fully finance the construction of the Ohio farm. We will seek to raise part of these necessary funds through debt financing and sales of marketable securities. Recent increases to interest rates have increased the borrowing costs for this financing, and any further increases before the financing is complete could further increase such costs. Volatility and/or declines in equity markets in general, and for our securities, may cause equity financing to be unavailable on acceptable terms or at all. We may also need further funding if there are delays in construction or increased construction costs at our proposed construction site in Ohio. We may finance unanticipated construction costs by issuing equity securities or debt. The delay or failure of regulatory bodies to approve our construction plans, disruption and volatility in the financial markets, tighter credit markets and a downturn in the seafood market may negatively impact our ability to obtain financing. We may not have access to the required funding, or funding may not be available to us on acceptable terms.

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

We have encountered cost increases in the expected construction cost of the Ohio farm and may encounter further unanticipated difficulties and cost overruns in constructing this farm and other future farms. Preparing cost and timing estimates for complex

RAS farms is inherently difficult and subject to change based on a number of factors that we have experienced to date and may experience in the future, including design changes, increasing inflationary pressure on costs of materials and labor, the impact of the COVID-19 pandemic, construction delays, dependence on contractors, the impact of increasing interest rates on financing costs, customer requirements and unexpected complications. As a result, we may encounter unanticipated difficulties and the construction and development of our proposed farms may be more costly or time-consuming than we anticipate.

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

Recent increases in interest rates have increased our expected borrowing costs for the construction of our planned farm in Pioneer, Ohio, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, increased expense and difficulty in financing our expansion plans, reduced working capital and other adverse impacts on our business.

All of our currently outstanding interest-bearing debt is financed at fixed rates, except for our loan with First Farmers Bank and Trust, which has a rate reset in July 2025. We will seek to raise part of the funds necessary for construction of our planned farm in Pioneer, Ohio, and other future farms, through debt financing. Continued increases in interest rates will increase the cost of new indebtedness and, after the rate reset, servicing our outstanding indebtedness with First Farmers Bank and Trust, and could materially and adversely affect our expansion plans, results of operations, financial condition, liquidity and cash flows.

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our products or a decrease in consumer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation has and may continue to result in increased construction costs for new farms, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which would reduce our profit margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending. A reduction in our revenue would be detrimental to our financial condition and could also have an adverse impact on our future growth.

Competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours.

We do not believe that we have a direct competitor for bioengineered, growth-enhanced Atlantic salmon. However, the market for Atlantic salmon is dominated by a group of large, multinational corporations with entrenched distribution channels. Competitors may be able to reduce the grow-out times for their conventional sea-cage and RAS farming operations, thus lowering our competitive advantages and reducing their costs. Our ability to compete successfully will depend on our ability to demonstrate that our GE Atlantic salmon is superior to and/or less expensive than other products available in the market.

Certain of our competitors may be better funded than we are and/or benefit from government support and other incentives that are not available to us. At least in part due to these financial advantages, or competitors may be able to develop competing and/or superior products and compete more aggressively and sustain that competion over a longer period of time than we can. As more companies develop new intellectual property in our markets, a competitor could acquire patent or other rights that may limit our ability to successfully market our product.

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

3.6*

Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of AquaBounty Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2022).

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

AQUABOUNTY TECHNOLOGIES, INC.

August 9, 2022	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

August 9, 2022	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)