Form 10-Q
period 2022-09-30
AquaBounty Technologies, Inc.
filed 2022-11-08
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes  ☐    No  ☒

At November 7, 2022, the registrant had 71,110,713 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

•our ability to expand our competitive offering;

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

•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”), which will end on December 31, 2022;

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$127,008,620	$88,454,988
Marketable securities	—	101,773,781
Inventory	2,104,251	1,259,910
Prepaid expenses and other current assets	4,041,029	1,536,484
Total current assets	133,153,900	193,025,163

Property, plant and equipment, net	88,002,701	33,815,119
Right of use assets, net	238,699	284,320
Intangible assets, net	221,565	231,842
Restricted cash	1,000,000	1,000,000
Other assets	68,343	79,548
Total assets	$222,685,208	$228,435,992

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$15,544,254	$4,317,615
Accrued employee compensation	764,748	874,589
Current debt	709,597	627,365
Other current liabilities	36,706	66,269
Total current liabilities	17,055,305	5,885,838

Long-term lease obligations	204,396	224,058
Long-term debt, net	7,617,173	8,523,333
Total liabilities	24,876,874	14,633,229

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 150,000,000 and 80,000,000 shares authorized at
September 30, 2022 and December 31, 2021, respectively; 71,110,713 and 71,025,738
shares outstanding at September 30, 2022 and December 31, 2021, respectively	71,111	71,026
Additional paid-in capital	385,279,809	384,852,107
Accumulated other comprehensive loss	(589,909)	(255,588)
Accumulated deficit	(186,952,677)	(170,864,782)
Total stockholders' equity	197,808,334	213,802,763

Total liabilities and stockholders' equity	$222,685,208	$228,435,992

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product revenues	$653,432	$455,397	$2,686,019	$757,162

Costs and expenses
Product costs	3,518,296	4,311,003	10,044,092	7,713,254
Sales and marketing	186,393	201,838	783,882	1,069,354
Research and development	220,598	580,346	596,079	1,512,339
General and administrative	2,264,755	2,177,153	7,472,921	6,541,621
Total costs and expenses	6,190,042	7,270,340	18,896,974	16,836,568

Operating loss	(5,536,610)	(6,814,943)	(16,210,955)	(16,079,406)

Other income (expense)
Interest expense	(72,313)	(79,489)	(222,295)	(238,503)
Other income, net	168,796	29,593	345,355	63,442
Total other income (expense)	96,483	(49,896)	123,060	(175,061)

Net loss	$(5,440,127)	$(6,864,839)	$(16,087,895)	$(16,254,467)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(303,725)	(136,670)	(374,422)	9,293
Unrealized gain on marketable securities	32,370	6,132	40,101	15,102
Total other comprehensive (loss) income	(271,355)	(130,538)	(334,321)	24,395

Comprehensive loss	$(5,711,482)	$(6,995,377)	$(16,422,216)	$(16,230,072)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.23)	$(0.24)
Weighted average number of Common Shares -
basic and diluted	71,070,196	71,025,738	71,047,999	68,889,650

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2020	55,497,133	$55,497	$263,629,116	$(267,258)	$(148,542,194)	$114,875,161
Net loss					(4,158,891)	(4,158,891)
Other comprehensive income (loss)				80,039		80,039
Cashless exercise of options for common stock	4,354	4	(4)			—
Issuance of common stock, net of expenses	14,950,000	14,950	119,105,487			119,120,437
Exercise of warrants for common stock	491,133	491	1,595,691			1,596,182
Share based compensation	40,525	41	129,674			129,715
Balance at March 31, 2021	70,983,145	$70,983	$384,459,964	$(187,219)	$(152,701,085)	$231,642,643
Net loss					(5,230,737)	(5,230,737)
Other comprehensive income (loss)				74,894		74,894
Exercise of warrants for common stock	39,281	39	127,625			127,664
Share based compensation	3,312	4	87,350			87,354
Balance at June 30, 2021	71,025,738	$71,026	$384,674,939	$(112,325)	$(157,931,822)	$226,701,818
Net loss					(6,864,839)	(6,864,839)
Other comprehensive income (loss)				(130,538)		(130,538)
Share based compensation			88,584			88,584
Balance at September 30, 2021	71,025,738	$71,026	$384,763,523	$(242,863)	$(164,796,661)	$219,795,025

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2021	71,025,738	$71,026	$384,852,107	$(255,588)	$(170,864,782)	$213,802,763
Net loss					(5,111,726)	(5,111,726)
Other comprehensive income (loss)				(31,160)		(31,160)
Share based compensation	83,963	84	211,244			211,328
Balance at March 31, 2022	71,109,701	$71,110	$385,063,351	$(286,748)	$(175,976,508)	$208,871,205
Net loss					(5,536,042)	(5,536,042)
Other comprehensive income (loss)				(31,806)		(31,806)
Exercise of options for common stock	1,012	1	1,537			1,538
Share based compensation			107,280			107,280
Balance at June 30, 2022	71,110,713	$71,111	$385,172,168	$(318,554)	$(181,512,550)	$203,412,175
Net loss					(5,440,127)	(5,440,127)
Other comprehensive income (loss)				(271,355)		(271,355)
Share based compensation			107,641			107,641
Balance at September 30, 2022	71,110,713	$71,111	$385,279,809	$(589,909)	$(186,952,677)	$197,808,334

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(16,087,895)	$(16,254,467)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,501,381	1,308,062
Share-based compensation	426,249	305,653
Other non-cash charge	18,997	12,993
Changes in operating assets and liabilities:
Inventory	(857,331)	303,767
Prepaid expenses and other assets	(2,475,197)	(794,573)
Accounts payable and accrued liabilities	(369,254)	13,040
Accrued employee compensation	(109,841)	(5,767)
Net cash used in operating activities	(17,952,891)	(15,111,292)

Investing activities
Purchases of and deposits on property, plant and equipment	(44,882,996)	(4,160,370)
Maturities of marketable securities	149,435,173	23,810,038
Purchases of marketable securities	(47,621,291)	(103,457,168)
Other investing activities	12,500	(11,010)
Net cash provided by (used in) investing activities	56,943,386	(83,818,510)

Financing activities
Proceeds from issuance of debt	42,338	606,453
Repayment of term debt	(478,870)	(119,527)
Proceeds from the issuance of common stock, net	—	119,120,437
Proceeds from the exercise of stock options and warrants	1,538	1,723,846
Net cash (used in) provided by financing activities	(434,994)	121,331,209

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,869)	27,086
Net change in cash, cash equivalents and restricted cash	38,553,632	22,428,493
Cash, cash equivalents and restricted cash at beginning of period	89,454,988	96,251,160
Cash, cash equivalents and restricted cash at end of period	$128,008,620	$118,679,653

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$127,008,620	$118,179,653
Restricted cash	1,000,000	500,000
Total cash, cash equivalents and restricted cash	$128,008,620	$118,679,653

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$209,666	$224,595
Property and equipment included in accounts payable and accrued liabilities	$14,496,747	$206,423

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

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2021. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2022 results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Liquidity

The Company had $128 million in cash and cash equivalents and restricted cash as of September 30, 2022. The Company’s plans include the construction of a 10,000 metric ton salmon farm in Ohio at a cost that is currently expected to exceed $320 million. The Company plans to use cash-on-hand and debt financing to fund the construction. To date, the Company has invested over $60 million in the project. Though the Company has experienced net losses and negative cash flows from operations since inception, management believes that it has sufficient uncommitted cash, and the ability to manage construction effort timing, to meet the Company's requirements beyond the next twelve months from the filing date of these condensed consolidated financial statements. However, until such time as the Company reaches profitability, it will require additional financing to fund its operations and execute its business plan.

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

During the period ended September 30, 2022, the Company recognized the following product revenue:

	Three Months Ended September 30, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$539,311	$54,764	$594,075
Non-GE Atlantic salmon eggs	-	-	-
Non-GE Atlantic salmon fry		48,570	48,570
Other revenue	-	10,787	10,787
Total Revenue	$539,311	$114,121	$653,432

	Nine Months Ended September 30, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$2,140,703	$394,478	$2,535,181
Non-GE Atlantic salmon eggs	-	46,692	46,692
Non-GE Atlantic salmon fry	-	81,665	81,665
Other revenue	-	22,481	22,481
Total Revenue	$2,140,703	$545,316	$2,686,019

During the period ended September 30, 2022, the Company had the following customer concentration of revenue:

Three Months Ended
September 30, 2022
Customer A	36%
Customer B	18%
Customer C	18%
All other	28%
Total of all customers	100%

Nine Months Ended
September 30, 2022
Customer A	37%
Customer B	18%
Customer C	14%
All other	31%
Total of all customers	100%

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended
Average Outstanding	September 30, 2022	September 30, 2021
Stock options	850,864	672,796
Warrants	418,441	418,441
Unvested restricted shares	191,257	68,898

	Nine Months Ended
Average Outstanding	September 30, 2022	September 30, 2021
Stock options	809,583	671,783
Warrants	418,441	560,865
Unvested restricted shares	158,065	69,951

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

COVID-19

Although the COVID-19 pandemic has diminished in the United States and other parts of the world as vaccines have become more readily available, several variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and the Company continues to monitor its status. Due to the pandemic, the Company has experienced delays and cost increases in capital projects, additional challenges in its efforts to meet the capacity expectations at its existing facilities and continues to experience extended lead times on equipment purchases. The Company may continue to experience delays and cost increases on farm construction, purchases of capital equipment and supplies and other materials required in its operations due to vendor shortages and other labor shortages. The Company expects to continue to be impacted by transportation or supply chain disruptions to its partners or customers and it is carefully managing and monitoring the impact of labor shortages on its ability to meet the annual capacity expectations at its existing facilities.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions, investing cash equivalents with maturities of less than 90 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $122 thousand and $224 thousand as of September 30, 2022 and December 31, 2021, respectively. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. As of September 30, 2022 and December 31, 2021 the cash equivalent investment balance was $15.5 million and $73.3 million, respectively.

4. Marketable Securities

Marketable securities are classified as available-for-sale. During the current quarter ended September 30, 2022, all remaining investments in marketable securities matured. The following tables summarize the amortized cost, gross unrealized gains and losses, and the fair value (level 2) as of September 30, 2022 and December 31, 2021:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	December 31, 2021
Government bonds	$28,453,161	$82	$(18,255)	$28,434,988
Corporate bonds	29,874,696	-	(21,928)	29,852,768
Commercial paper	43,486,025	-	-	43,486,025
Marketable securities	$101,813,882	$82	$(40,183)	$101,773,781

	September 30, 2022
Government bonds	$-	$-	$-	$-
Corporate bonds	-	-	-	-
Commercial paper	-	-	-	-
Marketable securities	$-	$-	$-	$-

5. Inventory

Major classifications of inventory are summarized as follows:

	September 30, 2022	December 31, 2021
Feed, net	$313,095	162,047
Eggs and fry	111,120	—
Fish in process	1,565,145	926,360
Finished goods	114,891	171,503
Inventory, net	$2,104,251	1,259,910

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	September 30, 2022	December 31, 2021
Land	$2,952,075	$725,799
Building and improvements	15,372,971	15,580,385
Construction in process	60,502,996	8,119,575
Equipment	16,912,691	15,981,408
Office furniture and equipment	257,665	240,939
Vehicles	91,343	36,280
Total property and equipment	$96,089,741	$40,684,386
Less accumulated depreciation and amortization	(8,087,040)	(6,869,267)
Property, plant and equipment, net	$88,002,701	$33,815,119

Depreciation expense was 1.5 million and $1.3 million, for the nine months ended September 30, 2022 and 2021, respectively.

Included in construction in process is $2.5 million for construction related to the Rollo Bay farm site and improvements to the Fortune Bay hatchery, $429 thousand for construction related to the Indiana farm site, and $57.6 million related to design work and construction activities for the Ohio farm. An additional $1.8 million has been contractually committed for the Indiana and Rollo Bay farm sites and $21.3 million has been committed for the construction of the Ohio farm.

7. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	September 30, 2022	December 31, 2021
ACOA AIF Grant	0%	Royalties	-	$2,089,895	$2,261,349
ACOA term loan #1	0%	C$3,120	Feb 2027	120,362	152,346
ACOA term loan #2	0%	C$4,630	Sep 2029	282,988	339,015
ACOA term loan #3	0%	C$6,945	Dec 2025	181,925	196,850
Kubota Canada Ltd	0%	C$1,142	Jan 2025	23,277	33,283
DFO term loan	0%	C$2,091	Aug 2032	413,841	405,700
PEI Finance term loan	4%	C$16,313	Nov 2023	1,746,344	1,947,510
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	3,524,189	3,883,325
Total debt				$8,382,821	$9,219,378
less: debt issuance costs				(56,051)	(68,680)
less: current portion				(709,597)	(627,365)
Long-term debt, net				$7,617,173	$8,523,333

Estimated principal payments remaining on debt outstanding are as follows:

Total
2022 remaining	$160,840
2023	2,411,944
2024	719,137
2025	740,437
2026	710,697
Thereafter	3,639,766
Total	$8,382,821

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with the Department of Fisheries and Ocean's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On April 6, 2022, the Canadian Subsidiary borrowed an additional C$53,456 ($42,338) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in March 2023, with maturity in August 2032. All funding requests were to be submitted by August 22, 2022, but the Canadian Subsidiary has requested an extension.

In August 2020, the Indiana Subsidiary entered into a term loan agreement with First Farmers Bank and Trust (“FFBT”) in the amount of $4 million, which is secured by the assets of the Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At September 30, 2022, the Indiana subsidiary was in compliance with its loan covenants.

The Company recognized interest expense of $222 thousand and $238 thousand for the nine months ended September 30, 2022 and 2021, respectively, on its interest-bearing debt.

8. Leases

Lease expense for the nine months ended September 30, 2022 and 2021, amounted to $64 thousand and $63 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 24 years as of September 30, 2022. Lease payments included in operating cash flows totaled $67 thousand and $63 thousand for the nine months ended September 30, 2022 and 2021, respectively.

The table below summarizes the Company’s lease obligations and remaining payments at September 30, 2022 and December 31, 2021:

	September 30,	December 31, 2021
	Lease Liability	Lease Liability
Total leases	$241,102	$290,327
Less: current portion	(36,706)	(66,269)
Long-term leases	$204,396	$224,058

Remaining payments under leases are as follows:

Year	Amount
2022 remaining	$17,045
2023	20,830
2024	4,495
2025	4,340
2026	4,215
Thereafter	190,177
Total lease payments	$241,102

9. Stockholders’ equity

Recent issuances

On February 8, 2021, the Company completed a public offering of 14,950,000 Common Shares for net proceeds of approximately $119.1 million.

Warrants

At September 30, 2022 and December 31, 2021, there were 418,441 warrants outstanding at an exercise price of $3.25, all of which were issued in conjunction with a public equity offering in January 2018. All remaining warrants have an expiration date of January 17, 2023.

Share-based compensation

At September 30, 2022, the Company has reserved 835,542 Common Shares issuable upon the exercise of outstanding stock options awarded under its 2006 and 2016 Equity Incentive Plans. An additional 490,576 Common Shares are reserved for future award and issuance under the 2016 Equity Incentive Plan.

Restricted stock

A summary of the Company’s restricted Common Shares for the nine months ended September 30, 2022, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2021	65,100	$4.10
Granted	260,088	1.53
Vested	(127,495)	2.26
Forfeited	(1,755)	1.52
Unvested at September 30, 2022	195,938	$1.90

During the nine months ended September 30, 2022 and 2021, the Company expensed $294 thousand and $194 thousand, respectively, related to the restricted stock awards. At September 30, 2022, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $250 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.5 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	663,425	$4.31
Issued	209,755	1.55
Exercised	(1,012)	1.52
Forfeited	(8,020)	1.52
Expired	(28,606)	5.85
Outstanding at September 30, 2022	835,542	$3.59
Exercisable at September 30, 2022	650,364	$4.06

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

The weighted average fair value of stock options granted during the nine months ended September 30, 2022 was $1.12.

The total intrinsic value of all options outstanding was $0 and $18 thousand at September 30, 2022, and December 31, 2021, respectively. The total intrinsic value of exercisable options was $0 and $11 thousand at September 30, 2022 and December 31, 2021, respectively.

The following table summarizes information about options outstanding and exercisable at September 30, 2022:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
$1.52 - $2.50	711,250	7.3	541,366
$5.44 - $6.72	45,402	7.8	30,108
$7.50 - $10.80	12,303	1.2	12,303
$14.20 - $23.40	66,587	3.5	66,587
	835,542		650,364

Total share-based compensation on stock options amounted to $133 thousand and $111 thousand for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $276 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.5 years.

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

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2022 as the Company incurred losses for the nine months ended September 30, 2022 and is forecasting additional losses through the remainder of the year ending December 31, 2022, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2022. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2022, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

COVID-19

Although the COVID-19 pandemic has diminished in the United States and other parts of the world as vaccines have become more readily available, several variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and we continue to monitor their status. Due to the pandemic, we have experienced delays and cost increases in capital projects, additional challenges in our efforts to meet the capacity expectations at our existing facilities and continue to experience extended lead times on equipment purchases. We may continue to experience delays and cost increases on farm construction, purchases of capital equipment and supplies and other materials required in our operations due to vendor shortages and other labor shortages. We expect to continue to be impacted by transportation or supply chain disruptions to our partners or customers and we are carefully managing and monitoring the impact of labor shortages on our ability to meet the annual capacity expectations at our existing facilities.

Inflation

Global inflation is well above normal and historical levels, impacting all areas of our business. We are experiencing higher costs for farming supplies, transportation costs, wage rates, and other direct operating expenses. Additionally, inflation has impacted the cost estimates for constructing our Ohio farm, rising from $320 million to a range of $375 million to $395 million. We expect inflation to continue to negatively impact our results of operations for the remainder of 2022.

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

Production Costs

Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs is absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value (“NRV”) of the fish biomass. The costs that are not absorbed into inventory, as well as any net realizable inventory value adjustments, are classified as production costs. Our production costs also include the labor and related costs to maintain our salmon broodstock. As of September 30, 2022 and 2021, we had eighty and sixty-one employees, respectively engaged in production activities.

Sales and Marketing Expenses

Our sales and marketing expenses currently include salaries and related costs for our sales personnel and consulting fees for market-related activities. As of September 30, 2022 and 2021, we had two and one employees, respectively, dedicated to sales and marketing. We expect our sales and marketing expenses to increase as our production output and revenues grow.

Research and Development Expenses

As of September 30, 2022 and 2021, we employed thirteen and twenty scientists and technicians, respectively, at our facilities on Prince Edward Island to oversee our broodstock of GE Atlantic salmon, as well as the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•salaries and related overhead expenses for personnel in research and development functions;

•fees paid to contract research organizations and consultants who perform research for us; and

•costs related to laboratory supplies used in our research and development efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal services. We had fifteen employees in our general and administrative group as of both September 30, 2022 and 2021.

Other Income (Expense)

Interest expense includes the interest on our outstanding loans and the amortization of debt issuance costs. Other income (expense) includes bank charges, fees, interest income, miscellaneous gains or losses on asset disposals and realized gains or losses on investments.

Results of Operations

Comparison of the three months ended September 30, 2022, to the three months ended September 30, 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
	(unaudited)
Product revenue	$653	$455	198	44%
Operating expenses:
Product costs	3,518	4,311	(793)	(18)%
Sales and marketing	186	202	(16)	(8)%
Research and development	221	580	(359)	(62)%
General and administrative	2,265	2,177	88	4%
Operating loss	5,537	6,815	(1,278)	(19)%
Total other (income) expense	(97)	50	(147)	(294)%
Net loss	$5,440	$6,865	(1,425)	(21)%

Product Revenue

	Three Months Ended September 30,			%
	2022	2021	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt of live weight)	122,218	98,173	24,045	24%
Product revenue
GE Atlantic salmon revenue	$594	$402	$192	48%
Non-GE Atlantic salmon revenue	48	53	(5)	(9)%
Other revenue	11	-	11	—%
Total product revenue	$653	$455	$198	44%

The increase in revenue is due to the increase in harvest volume and sales of our GE Atlantic salmon, along with improvements in yield and increases in market prices. We expect revenues for the remainder of 2022 to grow slowly and to be impacted by seasonal demand and fluctuating market prices.

Production Costs

Production costs for the three months ended September 30, 2022, were down from the corresponding period in 2021, due to an improvement in the NRV of the salmon sold, which allowed for more cost to be absorbed into inventory. Total production costs without the NRV adjustment were slightly higher in the current period due to production cost increases related to the volume of harvesting at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market. Costs were impacted by inflation on material and supply purchases, as well as wage increases.

Since our production costs were higher than the net realizable value of the salmon produced, the current period includes an inventory value charge of $2.2 million based on the market price for salmon, our production yields and external processing and transportation costs. For the corresponding period in 2021, the inventory value charge was $3.6 million.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2022, were down from the corresponding period in 2021 due to decreases in outside consultants, offset by an increase in head count, travel and stock compensation.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022, were down from the corresponding period in 2021 due to a decrease in personnel costs, outside contract service fees, and laboratory costs, partly offset by an increase in depreciation and travel.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022, were up from the corresponding period in 2021 due to an increase in personnel, auditing costs, legal, insurance costs, stock compensation, recruitment fees and travel, partly offset by a decrease in regulatory fees and outside consulting.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the three months ended September 30, 2022 and 2021.

Comparison of the nine months ended September 30, 2022, to the nine months ended September 30, 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
	(unaudited)
Product revenue	$2,686	$757	1,929	255%
Operating expenses:
Product costs	10,044	7,713	2,331	30%
Sales and marketing	784	1,069	(285)	(27)%
Research and development	596	1,512	(916)	(61)%
General and administrative	7,473	6,542	931	14%
Operating loss	16,211	16,079	132	1%
Total other (income) expense	(123)	175	(298)	(170)%
Net loss	$16,088	$16,254	(166)	(1)%

Product Revenue

	Nine Months Ended September 30,			%
	2022	2021	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt of live weight)	434,377	180,312	254,065	141%
Product revenue
GE Atlantic salmon revenue	$2,535	$442	$2,093	474%
Non-GE Atlantic salmon revenue	128	314	(186)	(59)%
Other revenue	23	1	22	2,200%
Total product revenue	$2,686	$757	$1,929	255%

The increase in revenue is due to the increase in harvest volume and sales of our GE Atlantic salmon, along with improvements in yield and increases in market prices. We expect revenues for the remainder of 2022 to grow slowly and to be impacted by seasonal demand and fluctuating market prices.

Production Costs

Production costs for the nine months ended September 30, 2022, were up from the corresponding period in 2021 even though there was an improvement in the NRV of the salmon sold, which allowed for more cost to be absorbed into inventory. Total production costs without the NRV adjustment were higher in the current period, due to production cost increases related to the volume of harvesting at the Indiana and Rollo Bay farms. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market. Costs were impacted by inflation on material and supply purchases, as well as wage increases.

Since our production costs were higher than the net realizable value of the salmon produced, the current period includes an inventory value charge of $6.3 million based on the market price for salmon, our production yields and external processing and transportation costs. For the corresponding period in 2021, the inventory value charge was $6.8 million.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2022, were down from the corresponding period in 2021 due to decreases in donations and promotional expenses, offset by an increase in head count, fees payable to outside consultants, stock compensation, and travel related to marketing activities for our salmon.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022, were down from the corresponding period in 2021 due to a decrease in personnel costs, outside contract service fees and field trials, partially offset by depreciation.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022, were up from the corresponding period in 2021 due to an increase in personnel, insurance and taxes, recruitment fees, auditing fees, public listing costs, stock compensation, travel and legal, outside consultants, offset by a decrease in outside consultants and regulatory.

Total Other (Income) Expense

Total other (income) expense is comprised of interest on debt, bank charges, and interest income for the nine months ended September 30, 2022, and 2021.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,		Dollar	%
	2022	2021	Change	Change
	unaudited
Net cash (used in) provided by:
Operating activities	$(17,953)	$(15,111)	(2,842)	19%
Investing activities	56,944	(83,819)	140,763	(168)%
Financing activities	(435)	121,331	(121,766)	(100)%
Effect of exchange rate changes on cash	(2)	27	(29)	(107)%
Net increase in cash	$38,554	$22,428	16,126	72%

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was primarily comprised of our $16.1 million net loss, offset by non-cash depreciation and stock compensation charges of $1.9 million and increased by working capital uses of $3.8 million. Net cash used in operating activities during the nine months ended September 30, 2021 was primarily comprised of our $16.3 million net loss, offset by non-cash depreciation and stock compensation charges of $1.6 million and increased by working capital uses of $484 thousand.

Spending on operations increased in the current period due to increases in production activities at our Rollo Bay and Indiana farm sites and additions to corporate overhead. Cash used by working capital increased in the current period due to a decrease in accounts payable and accrued liabilities and increases in inventory and prepaid expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, we used $44.9 million for construction activities at our farm sites and the purchase of equipment, offset by cash provided by the net sale of marketable securities of $101.8 million. During the same period in 2021, we used $4.2 million for construction costs and equipment purchases and $79.6 million on net marketable securities purchases.

We expect expenditures on capital projects to increase in future periods as we continue construction of our Ohio farm. We currently estimate the construction costs will exceed $320 million with over $60 million spent to date, but we are exploring alternatives to reduce this cost. Estimating the cost and timing for the completion of this new and complex capital project is inherently difficult and subject to change based on a number of factors, that we have experienced to date and may experience in the future, including design changes, increasing inflationary pressure on costs of materials and labor, the impact of the COVID-19 pandemic, construction delays, dependence on contractors, the impact of increasing interest rates on financing costs, customer requirements and unexpected complications. For more information, see “Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all” in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, we received $42 thousand from new debt and made $479 thousand in debt repayment. During the same period in 2021, we received approximately $119.1 million in net proceeds from the issuance of shares of common stock in a public equity offering, $1.7 million from the exercise of warrants, and $606 thousand from new debt. This was offset by $120 thousand in debt repayment.

Future Capital Requirements

We had $128 million of cash and cash equivalents and restricted cash as of September 30, 2022. Our plans include the construction of a 10,000 metric ton salmon farm in Ohio at a cost that is currently estimated to exceed $320 million with over $60 million spent to date, and we are exploring alternatives to reduce this cost. We plan to use cash-on-hand and debt financing to fund the construction. To date, we have invested over $60 million in the project. Though we have experienced net losses and negative cash flows from operations since inception, we believe that we have sufficient uncommitted cash to meet our requirements beyond the next twelve months from the filing date of these condensed consolidated financial statements.

In 2020, we entered into a term loan agreement with First Farmers Bank and Trust in the amount of $4 million, which is secured by the assets of our Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At September 30, 2022, the Indiana subsidiary was in compliance with its loan covenants. The ability of the Indiana subsidiary to meet its debt covenants over the next twelve months is dependent upon its operating performance.

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

There have been no material changes to these estimates, or the policies related to them, during the nine months ended September 30, 2022. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. At September 30, 2022, and December 31, 2021, we had $5.3 million and $5.8 million, respectively in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers Bank and Trust, which has a rate reset in July 2025.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2022, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 10, 2022, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and for the quarter ended June 30, 2022, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. You should carefully review the risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission, in evaluating our business. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Our strategy depends on our ability to develop and construct additional farms, including our planned Ohio farm. We have begun construction of this farm and its construction, and others in the future, is contingent on a number of significant uncertainties, including those described below. As a result, we may be unable to construct such facilities as planned or at all. We may not be able to obtain the financing necessary to complete construction of our proposed facilities. We estimate that the construction cost for the Ohio farm will exceed $320 million, although this figure is likely to continue to change as we finalize the design, finalize bids from contractors and continue with construction. For example, at least partially due to recent inflationary pressures, subcontractors for certain goods and services at our Ohio farm have submitted bids above the levels that we expected. As a result of these increases, and increased interest rates, we have raised our estimate for the total cost of construction for the project and we are seeking an increase in the amount of debt financing. However, there can be no guarantee that our attempts will be successful, and macro-economic conditions could worsen, which could result in further cost increases and further financing and construction-related delays.

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

We may not be able to obtain the approvals and permits that will be necessary in order to construct our facilities as planned. We will need to obtain a number of required permits in connection with the hydrology, construction and operation of our farms, which is often a time-consuming process. We will also need to obtain FDA approval to grow our GE Atlantic salmon in the facility. If we experience delays in obtaining the required approvals and permits for our farms, our expected construction start date, commercial stocking and first sale of our GE Atlantic salmon may be delayed. If we are unable to obtain the required approvals and permits for our farms, we will not be able to construct the farms. In addition, federal, state and local governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

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

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock is traded on the Nasdaq Stock Market LLC (“Nasdaq”), a national securities exchange. On October 31, 2022, we received a letter (the “Notice”) from Nasdaq notifying us that, because the closing bid price for our common stock, par value $0.001 per share (the “Common Stock”), has been below $1.00 per share for the past 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Notice has no immediate effect on our listing on the Nasdaq Capital Market or on the trading of the Common Stock. The Notice provide us with a compliance period of 180 calendar days, or until May 1, 2023, to regain compliance. If at any time during this 180-day compliance period the closing bid price of the Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, then Nasdaq will provide us with written confirmation of compliance and the matter will be closed. We intend to monitor the closing bid price of the Common Stock and may, if appropriate, evaluate various courses of action to regain compliance. There can be no assurance that we will regain compliance or otherwise maintain compliance with the other listing requirements.

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

3.5*

Certificate of Validation dated October 18, 2022 relating to Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of AquaBounty Technologies, Inc. dated May 27, 2022.

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

AQUABOUNTY TECHNOLOGIES, INC.

November 8, 2022	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

November 8, 2022	/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)