Form 10-K
period 2022-12-31
AquaBounty Technologies, Inc.
filed 2023-03-07
CIK 1603978

Hell

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒     Smaller reporting company  ☒     Emerging growth company ☐

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

  Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At June 30, 2022, the aggregate market value of the 65,320,863 shares of common stock held by non-affiliates of the registrant was approximately $111.7 million. At March 3, 2023, the registrant had 71,110,713 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 25, 2023 (the “2023 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10‑K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K, particularly the sections titled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward looking statements. All statements other than present and historical facts and conditions contained in this Annual Report on Form 10‑K, including statements regarding our future results of operations and financial positions, business strategy, plans, and our objectives for future operations, are forward-looking statements. When used in this Annual Report on Form 10‑K, the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions identify forward-looking statements. These forward-looking statements include statements that are not historical facts, including statements regarding management’s expectations for future financial and operational performance and operating expenditures, expected growth, and business outlook; the nature of and progress toward our commercialization plan; the future introduction of our products to consumers; the countries in which we may obtain regulatory approval and the progress toward such approvals; the volume of eggs or fish we may be able to produce; the timeline for our production of saleable fish; the expected advantages of land-based systems over sea-cage production; the validity and impact of legal actions; the completion of renovations at our farms; and the establishment of a larger-scale grow-out facility.

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements in this Annual Report on Form 10‑K include, but are not limited to, statements about:

•the anticipated benefits and characteristics of AquaBounty’s genetically engineered Atlantic salmon (“GE Atlantic salmon” or “AquAdvantage salmon”) product;

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

•our cash position and ability to raise additional capital to finance our activities and the terms of such financing, including interest rates on debt;

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

•Recent increases in interest rates have increased our expected borrowing costs for the construction of our planned farm in Pioneer, Ohio, and may also affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, increased expense and difficulty in financing our expansion plans, reduced working capital and other adverse impacts on our business.

•The financing of our Ohio farm through the placement of municipal bonds may require restrictive debt covenants that could limit our control over the farm’s operations and restrict our ability to utilize a portion of any cash that the farm generates.

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

•A shutdown, material damage to any of our farms, or lack of availability of power, fuel, oxygen, eggs, water, or other key components needed for our operations, could result in our prematurely harvesting fish, a loss of a material percentage of our fish in production, a delay in our commercialization plans, and a material adverse effect on our operations, business results, reputation, and the value of our brands.

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

At AquaBounty, our Purpose is to “Feed a growing world by transforming aquaculture through the use of technology, creating a safe, secure and sustainable future.” We demonstrate our care for our people, our environment and our fish through our EPIC Values which include: “Excellence, Passion, Innovation and Collaboration”. We believe we are a leader in the field of land-based aquaculture and the use of technology for improving its productivity and sustainability. Our objective is to ensure the availability of high-quality seafood to meet growing global consumer demand, while addressing critical production constraints in one of the most popular farmed species.

Aquaculture is the farming of aquatic organisms such as fish, shellfish, crustaceans, and aquatic plants. It involves cultivating freshwater or saltwater species under controlled conditions, as an alternative to the commercial harvesting of wild species of aquatic organisms. According to the Food and Agriculture Organization of the United Nations (“FAO”), aquaculture was a $265 billion industry in 2020, and we are targeting the $18 billion salmon farming segment of that industry.

We believe that AquaBounty has four core competencies that provide us with a competitive advantage over other land-based salmon farmers; our proprietary genetically engineered (“GE”) Atlantic salmon, our experience operating land-based farms, our vertical integration, and our expertise in biotechnology.

Our GE Atlantic salmon is based upon proprietary salmon genetics and grows to harvest size faster, while consuming less feed, than conventional Atlantic salmon. With our salmon, we can produce more output at a lower cost in a land-based farm than with conventional salmon. Our GE Atlantic salmon was approved for production, sale, and consumption in the United States on November 19, 2015 by the U.S. Food and Drug Administration (“FDA”). This was followed by an approval from Health Canada for the production, sale, and consumption of our salmon in Canada on May 19, 2016 and an approval from the National Biosafety Technical Commission for the sale and consumption of our salmon in Brazil on May 12, 2021. Consequently, we have received approvals for our product from what we believe are three of the most respected and rigorous regulatory agencies in the world.

We farm our GE Atlantic salmon in land-based, recirculating aquaculture systems (“RAS”), which allow land-based fish farms to be established close to major demand centers in a profitable and environmentally sustainable manner. We have over 25 years of experience growing salmon in RAS farms, which are bio-secure, so we do not need to use vaccines or antibiotics to protect our fish. We control and optimize their living environment to promote their general health. By locating our farms near to major food markets, we reduce our transportation costs and carbon footprint.

We are vertically integrated and maintain our own broodstock hatchery, which produces the eggs that we grow-out to harvest size in our production farms. This hatchery also produces non-GE eggs for external sales.

We have our own research and development team with expertise in biology, chemistry and RAS operations. This allows us to continuously focus on improving the breeding, genetics and health of our fish and improving the efficiency of our farm operations.

We currently operate two salmon farms: a 1,200 metric ton production grow-out farm in Indiana and a broodstock farm on Prince Edward Island, Canada. Our plans include completing the construction of a new 10,000 metric ton production grow-out farm in Pioneer, Ohio and building additional production farms in North America at sites close to consumer consumption. We are also pursuing regulatory approval for our GE Atlantic salmon in Israel, with the goal of entering that market with a local partner in the form of a joint venture or licensing arrangement. Additionally, we plan to utilize our expertise in biotechnology and RAS operations to enter complimentary areas of the aquaculture industry, with an initial focus on shrimp.

Our strategy is to continually strengthen our core capabilities, scale our business and pursue growth opportunities.

Market Drivers

Population Growth Drives Demand for Food Protein

According to FAO, the global population is projected to approach 9 billion people by 2050, or roughly 15% growth over the next 27 years. In addition to the increased demand for food from the rising population, increased incomes and urbanization from a growing middle class will drive increased demand for protein food sources. And according to FAO, global fish consumption has been growing faster than all other animal protein foods.

Traditional Fisheries Cannot Meet the Demand

The increased demand for fish protein cannot be satisfied from traditional capture fisheries. FAO states that over 90% of the world's fisheries are fully fished or overfished. Total production from global capture fisheries has been relatively stable since the late-1980s, with catches generally fluctuating between 86 million metric tons and 96 million metric tons per year, with 90 million metric tons recorded in 2020, the last year for which data is available from FAO. In contrast, over the same period, aquaculture fish production has grown from 14 million metric tons to a level of 88 million metric tons in 2020 and now accounts for 49% of global fish production. Feeding the growing population and meeting the demand for fish protein will require aquaculture production to nearly double by 2050. The chart below depicts the projected gap between supply and demand over the next 27 years.

Source: FAO - The State of World Fisheries and Aquaculture 2022 for actual data through 2020. Company estimates based on FAO data for projections through 2050.

Salmon Farming

Atlantic salmon farming is a major industry in the cold-water countries of the northern and southern hemispheres. According to Kontali, global tonnage of Atlantic salmon aquaculture production grew by approximately 6% annually between 2017 and 2021, reaching 2.6 million metric tons with a value of over $18 billion. We believe that the aquaculture industry – and in particular salmon farming – is poised for significant growth in the coming years, as the global population continues to expand and consumers seek out high-quality proteins.

Below is a break-down by major producing country for the time period 2017 through 2021, with estimated data for 2022 from Kontali.

Global Supply of Atlantic Salmon (in thousands of metric tons GWE)

,
Area	2017	2018	2019	2020	2021	2022 (Est)
Norway	1,087	1,128	1,200	1,232	1,379	1,360
Chile	508	594	621	701	646	644
United Kingdom	159	138	171	160	179	172
North America	143	149	142	141	145	139
Faroe Islands	72	65	78	73	95	91
Other areas	93	92	107	133	161	163
Volume-Worldwide	2,062	2,166	2,319	2,440	2,605	2,569

Source: Kontali

Limitations of Conventional Sea-Cage Salmon Farming

Conventional salmon aquaculture takes place in large cages (sea-cages) in coastal waterways exposed to currents, which can bring a variety of pathogens in contact with the farmed salmon. The presence of pathogens in an uncontrolled environment such as this is a universally accepted fact in human and animal health. Such disease agents in these uncontrolled water currents can result in infection and spread of infection within the captive population. The risks and outcomes of conventional, open sea-cage systems are well established, including the susceptibility to extreme weather conditions, and are often evidenced by outbreaks of a variety of bacterial and viral diseases as well as water fouling and contamination due to algal blooms and similar events. This risk of disease has led to the widespread use of antibiotics, vaccines, and other pharmacological agents.

The most prevalent disease and health management issues are infectious salmon anemia (“ISA”) and sea lice. ISA is a viral disease in Atlantic salmon, and outbreaks have occurred in virtually every major salmon farming geography since 1984, including a major event in Chile in 2008 that impacted the country’s production for three years. There is currently no effective treatment for the disease, and the salmon farming industry relies on health management practices to mitigate its impact. Sea lice are marine parasites that occur naturally and attach to the skin of Atlantic salmon. Even a few sea lice can increase the likelihood of secondary infections and mortality, and the presence of significant numbers are likely to have adverse effects on fish health and aesthetic appearance. The cost of managing sea lice in sea-cage farming environments can be significant. Other viral diseases such as Salmonis Piscirickettsia (“SRS”) continue to present significant challenges in Chile while new emerging diseases caused by viruses including heart and skeletal muscle inflammation (“HSMI”), and cardio myopathy syndrome (“CMS”) are on the rise in Norway.

Another limitation of the conventional salmon production system is that the farms are not located near the ultimate consumers and thus an additional carbon footprint is created in transporting the fish from its production to its consumption location.

We believe we offer a better, more sustainable alternative to conventional salmon production.

AquaBounty Solution

Land-Based RAS Production

The closed, contained, land-based production systems using RAS technology that we use for the grow-out of our fish are less susceptible to the disease-related pressures of conventional salmon farming, because this type of culture system is isolated from the environment. RAS facilities employ sophisticated water treatment technology including the use of ozone, salt treatment and ultraviolet radiation to kill potential bacterial, fungal, or viral pathogens which might enter the system. In addition, incoming water is similarly filtered and treated prior to entering the system, and water quality is regularly measured as part of the standard procedures. The fish in RAS facilities are generally not vaccinated against typical fish diseases, and no antibiotics, pesticides, or pharmacological agents are typically required. RAS facilities employ effective biosecurity to prevent disease by reducing or eliminating the introduction of pathogens and continuously treating the water to assure optimal fish health. RAS production allows our fish to be raised in optimized conditions with total control of the water coming in and going out of the system, while recirculating greater than 95% of the water used. Further, stocking our RAS farms with disease-free eggs from our own hatchery results in a much higher degree of biosecurity and protection from disease.

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

We have significant experience in operating land-based RAS facilities. Our operating practices and procedures have been developed and honed over two decades and are geared towards meeting stringent regulatory requirements. Our experience operating land-based RAS salmon farms enables us to protect both the fish and the environment.

Source: Innovasea

Our GE Atlantic Salmon

Our GE Atlantic salmon program began over 30 years ago and is based upon a single, specific molecular modification in our salmon that results in more rapid growth during early development. The result is a genetically engineered Atlantic salmon that can grow to market size faster than a conventional farmed Atlantic salmon.

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

This accelerated growth has economic and environmental advantages. The faster life cycle from hatch to harvesting of our salmon, as compared to conventional salmon, allows it to be produced more economically in contained, land-based RAS farms. Although RAS farms require greater capital investment than the sea-cage approach, we believe that the higher costs are offset by more efficient growth and a shorter transportation distance to market. Compared to conventional salmon grown in a RAS farm with a similar capital investment, we can produce approximately 70% more of our GE Atlantic salmon each year. Our fish are also 25% more efficient at converting their feed to biomass, which represents a significant cost advantage as feed is the largest variable cost of growing salmon. Further, locating our farms nearer to major food markets allows us to realize savings on transportation of the harvested stock, while maintaining a reduced carbon footprint, and an improved ability to get fresh product to market faster.

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

In December 2019, the 2020 Appropriations Act was signed into law, which was reintroduced and passed in 2021 and 2022, which contained an amendment that requires that any genetically engineered animal approved by FDA prior to the effective date of the Disclosure Standard shall include the words ‘‘genetically engineered’’ prior to the existing acceptable market name. While we believe that this labeling requirement is unnecessary and redundant to the requirement of the Disclosure Standard, we have and will continue to comply with all applicable laws.

Our compliance with these laws and regulations may be onerous and could increase our cost of doing business, impact our competitive position relative to our peers or otherwise have an adverse impact on our business, reputation, financial condition and operating results. For more information about government regulations applicable to our business, refer to “Risk Factors” in Item 1A.

U.S. Market

According to Kontali, in 2020 the supply of Atlantic salmon to the U.S. market reached a record 1.24 million pounds (563 thousand metric tons) with an aggregate market value of over $4.5 billion. The vast majority of the imported Atlantic salmon originated from Chile, Canada, and Norway. The Atlantic salmon farming industry in the United States contracted significantly beginning in the 1990s in the face of environmental concerns and lower costs of production from foreign sources, notably Chile. According to Kontali, a total of only 20 thousand pounds (9 thousand metric tons) of farmed Atlantic salmon was produced in the United States in 2020, representing less than 2.0% of the total farmed Atlantic salmon supplied to the country.

Supply of Atlantic salmon to U.S. market in thousands of metric tons (wfe)

Area	2014	2015	2016	2017	2018	2019	2020E
Canada	55	93	101	92	91	92	93
Chile	215	224	217	220	267	284	325
Faroe Islands	17	15	17	15	13	19	14
Norway	40	51	56	68	67	68	68
United Kingdom	20	16	13	18	16	20	12
USA - own production	16	14	8	13	7	8	9
Other countries	11	15	16	20	23	30	42
Total	374	428	428	446	484	521	563

Source: Kontali

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

Consumer Sentiment Regarding Genetically Engineered Fish

Though Atlantic salmon is the second most consumed seafood in the United States, activist groups opposing genetically engineered foods have pressured a number of distributors, food service operations, retail food outlets and grocery chains to publicly state that they will not carry genetically engineered salmon.

However, currently we do not expect that this will have a significant impact on overall consumer demand and product placement in the marketplace generally, and in particular the wholesale marketplace. To date, large wholesalers have not followed the example of these distributors, food service operations and retailers, and we have sold our GE Atlantic salmon from both our Indiana and Prince Edward Island farms since commencing harvesting in May 2021. We believe that there will be sufficient demand from smaller retailers, wholesalers, and institutional seafood buyers to absorb our projected production. We believe that the FDA approval reinforces the message that our salmon is a safe and nutritious seafood product that is identical to conventional farmed Atlantic salmon.

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

According to a study conducted by the Boyce Thompson Institute, which looked at the number and tone of over 100,000 online and print articles published in top-ranked media between 2018 and 2020 as well as 1.7 million social media interactions, the overall tone of the conversation on GE foods is “surprisingly positive, averaging 73% favorable if neutral and positive reporting are combined.” The positive reporting became more favorable over the time period studied. Their findings suggest a drop in the importance of GE, with a more favorable and less polarized conversation across the globe.

Sales Plan

The salmon distribution system in the United States is complex and varied. Participants include fishermen, fish farmers, processors, importers, secondary processors, broadline distributors, specialty seafood distributors, brokers, traders, and many different kinds of retail and food service companies. Salmon distribution channels are evolving, with fewer and larger distributors handling an increasing share of total volume and an increasing share of salmon being sold directly by large fish-farming companies and large wild salmon processors to major retail and food service chains. Our GE Atlantic salmon is currently being sold into this distribution network with an initial focus on seafood distributors and wholesalers. This is due to our limited supply of fish, which necessitates our being selective in bringing on new customers. We expect that once our Ohio farm is in commercial operation, we will be able to expand our customer depth and breadth and increase our channel coverage.

As a commodity food item, the price of Atlantic salmon is variable based on the supply and demand for product weekly. We base our pricing on a published index by Urner Barry, which provides comprehensive market coverage across all major center-of-the-plate food proteins, taking into account differences for fish size and quality.

Competition

The global Atlantic salmon farming industry includes several very large companies with operations in each of the major producing countries. Consolidation has been evident in the past few years as producers attempt to gain competitive cost advantages while overcoming the regulatory challenges associated with developing new marine farm sites. Major market producers include the following companies: Mowi, Aquachile, Leroy Seafood Group, Mitsubishi/Cermaq, SalMar, Cooke Aquaculture, Multiexport and Bakkafrost. It is estimated that these eight companies accounted for approximately 49% of the Atlantic salmon produced in 2020. Since salmon is primarily sold as a commodity in the United States, we compete against these well-established, sea-cage production companies.

In addition, new entrants to salmon production have emerged that use, or plan to use, land-based RAS facilities. Atlantic Sapphire is operating a ten thousand metric ton facility in Florida, with stated plans to increase production to over 220 thousand metric tons. Other entrants include Nordic Aquafarms, with plans for facilities in Maine and California, and Whole Oceans with plans for a farm in Maine.

Operations

Current Production

We currently operate two salmon farms: a refurbished 1,200 metric ton production grow-out farm in Indiana and a broodstock farm on Prince Edward Island, Canada. Our first harvests of conventional salmon in Indiana commenced in June 2020 and our first harvests of our GE Atlantic salmon commenced in June 2021 at both of our U.S. and Canadian farms. During 2022, we transitioned the grow-out operation at the Canadian farm to egg production. At December 31, 2022, we had a total grow-out production biomass of 492 metric tons.

Impact of COVID-19 and Supply Chain, Labor Market and Transportation Challenges

Although the COVID-19 pandemic has diminished in the United States and other parts of the world as vaccines have become more readily available, variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and the Company continues to monitor their status. At least in part due to the pandemic, we have experienced delays and cost increases in capital projects, additional challenges in our efforts to meet the capacity expectations at our existing facilities and continue to experience extended lead times on equipment purchases. We may continue to experience delays and cost increases on farm construction, purchases of capital equipment and supplies and other materials required in our operations due to vendor shortages and labor shortages. We expect to continue to be impacted by transportation or supply chain disruptions to our partners or customers and we are carefully managing and monitoring the impact of labor shortages on our ability to meet the annual capacity expectations at our existing facilities.

Impact of Inflation

Recent increases in global inflation rates have impacted all areas of our business. We are experiencing higher costs for farming supplies, transportation costs, wage rates, and other direct operating expenses. Additionally, inflation has impacted the total project cost estimate for our Ohio farm, which has increased to a range of $375 million to $395 million. We expect inflation to continue to negatively impact our results of operations for at least the near-term.

North America Plan

Our longer-term business plan contemplates that we will construct and operate several new, land-based RAS farms in North America at locations close to consumer consumption. Our target is to achieve an annual production output of 50,000 metric tons within the next ten years.

During 2021, we selected Pioneer, Ohio as the site location for our first 10,000 metric ton farm. Based on the engineering design that has been completed, we have estimated that the project, which includes a roughly 479,000 square foot facility, land, insurance and other ancillary items will cost between $375 million and $395 million. We have commenced site construction activities and our targeted timeline for the introduction of our first batch of GE Atlantic salmon eggs is the end of 2024, pending the required facility approval by the FDA. Our plan to finance the construction of the farm includes both equity and debt components. In October 2022, the Board of Directors of the Toledo-Lucas County Port Authority approved the issuance of up to $425 million in municipal bonds for our project. We are currently proceeding with the bond financing and targeting to close the transaction in mid-2023.

The work that we have done to date on the design of the Ohio farm will serve as a template for future farm projects, though we will continue to incorporate the learnings from our current farm operations and our philosophy of continual improvement. The picture below shows a design rendering of the inside of the farm.

Source: AquaBounty

Egg Production

We have scaled-up our egg production capability at our Fortune and Rollo Bay hatcheries on Prince Edward Island and we can now produce over 10 million eyed eggs annually, which is more than our current internal demand. As there is a shortage of supply of salmon eggs in the market, we have begun to sell our excess conventional (“non-transgenic”) salmon eggs and fry to other salmon farmers. We also made the decision to transition the grow-out operation at our Canada farm to egg production in order to increase our egg production capacity over the next four years to 30 million eyed eggs annually, which would be sufficient to stock six 10,000 metric ton farms.

International Plans

While our primary focus is on North America, we also plan to expand internationally, targeting those markets that are net salmon importers, unable to supply their domestic needs and where we believe we will have success in gaining further regulatory approvals and consumer acceptance. Once approved in these locations, we plan to commercialize through a combination of partnerships, joint ventures, and licensing arrangements. Consequently, we have targeted Brazil, Israel and China as potential markets. In Brazil, we have received approval for the sale and consumption of our fish, and we are now seeking to identify a local partner. In Israel, we have selected a partner and we are preparing our regulatory application. In China, we have paused our efforts to conduct field trials until we have greater certainty of both the regulatory and political landscape.

Growth Strategy

Optimizing Technology and Innovating for the Future

We are exploring the potential development of a range of additional products, including a second generation of our GE Atlantic salmon to help ensure 100% sterility, molecular sterility systems to provide an improved means of sterility for farmed fish, and improved methods for generating genetically engineered fish.

Our primary research and development operations are located in our owned hatcheries on Prince Edward Island. As of December 31, 2022, we employed 36 scientists and technicians to oversee our broodstock, as well as the lines of fish we maintain for research and development purposes. In addition, we contract some research activities to third parties. In the future, we may enter into other partnerships and collaboration agreements to advance our research and development efforts.

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

Human Capital Resources

We believe in the positive impact that a team-based management structure delivers. We empower our people by placing decision making power at the team level; driven by those closest to the work. We provide training opportunities to our teams to continually improve their decision-making skills. Our recent development initiatives included introduction to lean and continuous improvement, leadership coaching skills, goal setting and coaching performance, creation of detailed work instructions and operations training based upon our standard operating procedures. We believe such initiatives ensure our team’s alignment with our company’s expectations, and when coupled with our confidence in our people’s abilities, our team is positioned to succeed.

As of December 31, 2022, we had 100 team members, 70 of which were in our farm operations and 12 in research and technical support functions. As of December 31, 2022, we had 18 corporate team members who provided support to all of our operations and were responsible for the execution of all corporate functions, including executive, operational, finance, information technology, legal, and corporate communications. None of our team members are represented by a labor union, and we consider our employee relations to be good.

We structure our compensation packages to compete for the best talent. Our compensation packages include a competitive base salary and health and wellness benefits, along with a retirement plan that includes a Company match.

ESG Leadership

We view the focus on Environmental, Social and Governance (“ESG”) concerns as foundational to a well-run business and fundamental to our Purpose and Values, as well as a critical aspect of how we operate our business, deliver results and drive continuous improvement. We embraced ESG early in the development of our business practices, as we see it as a critical component to building our culture and as a strategic imperative for identifying increased efficiencies and effectiveness as we grow. The ESG reporting requirements will continue to evolve and we will continue to monitor those changes. We believe taking ESG considerations into account in our decision-making process ensures a disciplined approach to risk management. Our ESG Committee, comprised of our executive management team with oversight by our Board of Directors, has worked cross functionally to develop our strategy, structure, processes and the roadmap for the standards that are relevant to our business.

In 2021, we took an important step in our corporate governance evolution by committing to deeper understanding of material non-financial matters of our business across environmental, social, and governance aspects. We deployed a rigorous process where we identified and interviewed external advisors/consulting groups that would provide expertise to assist in developing and implementing our ESG initiatives and selected a qualified strategic counsel and partner. We also identified and implemented a digital system platform to track data inputs used for reporting calculations and to ensure we are collecting data and other ESG inputs on a consistent and ongoing basis.

Following a thorough review of the various ESG reporting standards, we selected the SASB Framework as our primary standard, as the accounting metrics for the Food Sector contain topics that are more specific and pertinent to our business model and operations during the current reporting period. Additionally, our program and reporting incorporates alignment with several applicable GRI metrics and the United Nations Sustainable Development Goals (“UNSDGs”).

In our initial ESG materiality assessment we chose to focus on the following aspects:

Environmental

Energy Management

Our current operating farms utilize energy from the grid, but we are acutely aware of the need to diversify into green energy sources for existing facilities, as well as incorporate alternative energy sources for future farming operations . We are evaluating various alternative energy sources, from constructing our own green energy facilities to purchasing green energy through purchase power agreements (PPA). Onsite renewable options being considered include photovoltaic (PV) solar technology, wind turbine generator (WTG) technology (large/small), and battery energy storage system (BESS) technology.

Greenhouse Gas Emissions

We are currently collecting, monitoring, and managing data on a monthly basis that supports our Scope 1 and Scope 2 (both defined below) emission inventory. Our carbon footprint for the year ended December 31, 2022 is as follows:

•Our Total Scope 1 and Location-Based Scope 2 emissions amounted to 7,698 metric tons of CO2e. We did not have any eligible offsets. Of that,

•GHG Emissions: Scope 1 emissions – 2,986 metric tons of CO2e

We define Scope 1 emissions in accordance with The Greenhouse Gas Protocol: A Corporate Accounting and Reporting Standard (GHG Protocol), Revised Edition, March 2004, published by the World Resources Institute and the World Business Council on Sustainable Development (WRI/WBCSD). The scope of GHG emissions includes the seven GHGs covered under the Kyoto Protocol—carbon dioxide (CO2), methane (CH4), nitrous oxide (N2O), hydrofluorocarbons (HFCs), perfluorocarbons (PFCs), sulfur hexafluoride (SF6), and nitrogen trifluoride (NF3). GHGs are reported here on a gross basis, i.e., not accounting for offsets, credits, or other similar mechanisms that have reduced or compensated for our emissions.

Our Scope 1 emissions comprise approximately 39% of our total Scope 1 and 2 emissions, with natural gas for furnace and heating equipment contributing approximately 2,177 metric tons of CO2e or 72.9% of the total Scope 1 emissions. The rest of the Scope I is attributable to furnace oil (7%), refrigerants (16%), diesel (2%), and other de minimis inputs. Our mobile combustion and fugitive emissions are responsible for approximately 17% of Scope 1 and 7% of total Scope 1 & 2 emissions, respectively.

•GHG Emissions: Scope 2 emissions – 4,712 metric tons of CO2e, which equates with SASB reporting requirements to 38,559, Gigajoules (GJ). Purchased electricity is responsible for 61% of the total Scope 1 and 2 emissions generated by our company. The scope of energy consumption includes energy purchased from various sources and directly consumed by our operations during the calendar year 2022, such as energy purchased from energy companies in the U.S. and Canada: fuel, electricity, heating, and cooling. We do not have self-generated or green-sourced energy at this time. In calculating energy consumption from various fuels, we used conversion factors from the EPA and higher heating values (HHV) from the U.S. Department of Energy (DOE) and the U.S. Energy Information Administration (EIA).

We calculate our Scope 2 emissions based on a location-based method utilizing eGRID Subregion RFCW (RFC West) factor for Indiana and AKMS (ACSS Miscellaneous) for Canada. The factor for our Indiana location is approximately 1.07 lb. CO2/kWh and for our Canada location is approximately 0.55 lb. CO2/ kWh. These figures were last updated by EPA in January 2022 (file with most recent U.S. grid factors for CO2 and other derivate emissions can be found at https://www.epa.gov/climateleadership/simplified-ghg-emissions-calculator.)

Water Management

Fresh water provides critical support for our farming operations. Access to the required quantity and quality of water is essential for protecting our salmon and ensuring they thrive from hatch to harvest. We draw all the water supply for our farms from aquifers, via the underground wells located at or in the immediate proximity of our Indiana and Prince Edward Island facilities. We understand that our business is water-intensive and that we share this resource with other members of surrounding communities – other corporate businesses, other farming operations, and residents. Access to required levels of clean water is also critical for these stakeholders. Ensuring ample supply and quality of fresh water in order to comfortably operate our business without disadvantaging local communities is one of the most important factors we use in determining locations for our commercial operations. We also locate our operations in regions that are not prone to significant base water stress in order to avoid exacerbating drought and further depleting regional resources.

•We do not have any permit limitations on the amount of water our Indiana and Canada farms withdraw from the aquifers. The majority of our water resources are used in farming operations at our Indiana facilities, where we grow our GE Atlantic salmon from hatch to harvest. We abide by the requirements of the Indiana Department of Environmental Management (IDEM) and National Pollutant Discharge Elimination System (NPDES) to measure water resources leveraged in our operations at the place of the discharge. Water discharged by our Indiana farm during the year is approximately 1,513 thousand cubic meters (m³), which includes water used in farming (RAS operations and fish production) and also in corporate operations

•Percentage of water withdrawn from High or Extremely High Base Water Stress (HEHBWS): 0.0%

•Percentage of water consumed from High or Extremely High Base Water Stress (HEHBWS): 0.0%

Waste Management

Our facilities feature Recirculating Aquaculture System (“RAS”) technology, which utilizes fresh, clean water to grow our salmon from hatch to harvest. Water in the system is continuously recirculated and filtered, at a rate of 95.5% per hour, meaning that less than 5% of each cycle is safely discharged back to the environment. The RAS system features biological filters to remove waste and return fresh water to maintain an optimal growing environment for our salmon. The resulting wastewater is cleaned before being moved to settling ponds. Solid waste is separated and removed from the system through the filtering process, and often recycled as fertilizer for local agricultural farmers.

Social Impact

Consumer Welfare: Antibiotic Use in Animal Production

Unlike wild caught or offshore sea-cage farmed salmon, our fish live in indoor tanks, which are designed to prevent them from escaping and reduce the risk of disease and contaminants. This allows the fish to be raised without the use of antibiotics and chemicals frequently used in sea-cage operations. We have developed and implemented Standard Operating Procedures (“SOPs”) that govern the physical containment and every significant fish husbandry activity on our farms.

The scope of our antibiotic administration includes animals, including Broodstock, across all of our operations and facilities: 0% of our animals received important antibiotics; 0% of our animals received non-important antibiotics.

Human Capital Management

Recruiting, developing, engaging, and protecting our workforce is critical to executing our strategy and achieving business success.

The efficient production of high-quality products and successful execution of our strategy requires a talented, skilled, and engaged team of employees. We work to equip our employees with critical skills and expand their contributions over time by providing a range of training and career development opportunities, including hands-on experiences via challenging work assignments and job rotations, coaching and mentoring opportunities, and training programs. To foster employee engagement and commitment, we follow a robust process to listen to employees, take action, and measure our progress with on-going employee conversations, transparent communications, and employee engagement surveys.

Employee Health, Safety and Advancement

We are committed to maintaining a safe and secure workplace for our employees. We set specific safety standards to identify and manage critical risks. We use global safety management systems and employee training to ensure consistent implementation of safety protocols and accurate measurement and tracking of incidents. To provide a safe and secure working environment for our employees, we prohibit workplace discrimination, and we do not tolerate abusive conduct or harassment. Our attention to the health and safety of our workforce extends to the workers and communities in our supply chain. We believe that respect for human rights is fundamental to our strategy and to our commitment to ethical business conduct.

Governance and Business Ethics

Governance

Our ESG strategy, risk management and reporting is overseen by an internal working committee and external experts. The Committee is chaired by our Chief Commercial Officer and includes all members of our Executive Leadership Team, including our: President & CEO; Chief Scientific Officer; Chief Operating Officer; General Counsel; Chief People Officer; Vice President Facilities & Continuous Improvement; and Chief Financial Officer. Our Board of Directors have oversight over our ESG Committee and initiatives.

Diversity and Inclusion

We are making gender, cultural, and racial diversity one of our key priorities for the next 10 years as we grow to become a major player in sustainable seafood production. Starting in 2019, we added the subject of Board Diversity to our corporate agenda. We currently have eight Board members representing different races and ethnicity, and of the eight Board members, four are women. We are focused on adding diverse, creative, talented, and seasoned personnel to our mid and upper management, as well as young, driven, collaborative and environmentally responsible team members to our entry-level positions. As of December 31, 2022, 37% of our team members identified themselves as women and 63% as men.

Ethical Innovation in Our Supply Chain

To ensure we receive the best equipment, feed, and other key inputs into our production process, our global supplier and vendor network spans across many states in the U.S. and several countries, such as Chile, Norway, Brazil, and Canada. The main suppliers that directly support our production and distribution include RAS equipment vendors, suppliers of parts and maintenance services, ice and oxygen suppliers, refrigeration equipment vendors, feed suppliers, packaging and logistics services and fish processing facilities.

In selecting suppliers, we perform due diligence including review of sustainability and environmental impact information. Especially important is the review of the nutritional composition of feed from a vendor.

One of the advantages of our land-based farms is that we can locate them close to market consumption, which minimizes transportation costs and therefore, our carbon footprint. This allows us to minimize our transportation requirement to fulfill local and regional distribution. In contrast, salmon imported into the U.S. (i.e., from the largest exporter – Chile) requires well boat transportation to and from the coastal farm, motor transportation from the dock/processing facility to an international airport, airfreight (primarily from Norway or Chile) to a major U.S. international airport, a transportation into the interior of the U.S. by motor transport or airfreight and finally, local and regional distribution transportation.

Animal Welfare

We raise salmon in natural, safe, and humane ways at every stage of life, from egg to harvest. We utilize technology and skilled human oversight to continually monitor and manage water quality and fish health. Our focus and targets are based on veterinary expertise and counsel; Industry standards; and customer expectations for quality. We use industry-leading technology to help ensure fish are harvested humanely and with the least possible stress.

•Animal Care and Welfare

We constantly monitor welfare conditions, such as: Crowding; Fish Transfer, Stunning and Bleeding; Harvesting; Grading; and Usage of Emerging Technologies.

As part of our welfare indicators, we are monitoring: Skin and Fin Conditions; Scale Losses; Mortality Rate; Reflex Behavior; Appetite – Hunger – Satiation; Gill Bleaching; Sex Maturation; Eye Damage and Cataracts; and Jaw Opercula and Spinal Deformities.

•Animal & Feed Sourcing

We do not source animals. We are a 100% vertically integrated entity, with our own Broodstock and egg production that are used in our farms from hatch to harvest.

At this time, we are not growing our own feed stock or manufacturing feed for our GE salmon. We purchase all of our feed for the Indiana and Canada operations from third parties. We routinely conduct analysis of global salmon feed suppliers, focusing on their sustainability practices, components of the feed that contains wild-caught fish, as well as non-marine ingredients.

Feed is a critical input to growing healthy salmon. We evaluate suppliers that have high product safety and ethical standards, consistent with what we set for ourselves. For the year ending December 31, 2022, we partnered with a sole feed supplier who is a global leader in fish feed supplies that supports the entire spectrum of our fish growth – from fry to harvest size fish. All of the feed we source from this supplier to raise our salmon is either BAP or GlobalGAP certified. These globally recognized non-governmental organizations, which follow their respective internal standards, award their independent third-party certifications to aquaculture sector members that have been deemed by these organizations or their authorized representatives, to produce safe, responsibly and ethically farmed seafood.

By partnering with this supplier, we help ensure that our salmon are being raised on high quality feed that will eventually carry a high nutritional value to the table of an end-consumer. Also, due to their sustainability profile that covers responsible sourcing and climate change, we have reasonable comfort knowing that by consuming this feed, our salmon are not harming our forests and our oceans, all while creating jobs and supporting small fisheries around the world.

Communities

We believe in the rejuvenation of rural America and other local communities and strive to utilize local businesses when possible. Only when economically viable local options of similar quality are not reasonably available do we move to non-local vendors for the sourcing of equipment, feed, and other inputs. At our Indiana farm, we purchase oxygen and ice from local vendors and utilize local service providers. Whenever feasible, we contract with local small and medium family businesses to help build up communities and local economies.

We also strive to create jobs in local communities that rely on farming operations and communities relying on economic development. We strive to build an experienced, well-compensated and diverse work force. We provide training and learning opportunities to our teams, so they have the required skills and tools to continually improve and make a positive impact on our business.

United Nations Sustainable Development Goals

Our corporate Purpose and operations are aligned with a number of the UN’s goals. We are committed to end hunger, achieve food security and improve nutrition, while also promoting sustainable land-based aquaculture to provide a resilient and domestic supply of fresh salmon. We continually transform the aquaculture segment through our research, innovation and genetics-based technology. Our management makes conscious decisions to locate our farms close to key consumption markets, providing greater access to all consumers including underserved communities. We work hard to supply populations with high-quality, healthy, affordable and nutritious salmon that is cultivated with the well-being of the planet in mind and provides a much needed relief for our oceans and rivers. Our plans are to bring our technology and expertise to other countries, including developing regions.

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

In the period from incorporation to December 31, 2022, we have incurred cumulative net losses of approximately $193 million. These losses reflect our personnel, research and development, production and marketing costs. We expect revenues to grow modestly in 2023, however, our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable.

Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all.

Our strategy depends on our ability to develop and construct additional farms, including our planned Ohio farm. We have begun construction of this farm and its construction, and others in the future, is contingent on a number of significant uncertainties, including those described below. As a result, we may be unable to construct such facilities as planned or at all. We may not be able to obtain the financing necessary to complete construction of our proposed facilities. We estimate that the total project cost for the Ohio farm, including construction, land, insurance and ancillary costs will range between $375 million and $395 million, although this figure is likely to continue to change as we finalize the design, finalize bids from contractors and continue with construction. For example, at least partially due to recent inflationary pressures, subcontractors for certain goods and services at our Ohio farm have submitted bids above the levels that we expected. As a result of these increases, and increased interest rates, we have raised our estimate for the total cost for the project and we increased the amount of proposed debt financing. However, there can be no guarantee that our attempts will be successful, and macro-economic conditions could worsen, which could result in further cost increases and further financing and construction-related delays.

We do not have the financial resources required to fully finance the construction of the Ohio farm. We will seek to raise part of these necessary funds through debt financing. Recent increases to interest rates have increased the borrowing costs for this financing, and any further increases before the financing is complete could further increase such costs. Volatility and/or declines in equity markets in general, and for our securities, may cause equity financing to be unavailable on acceptable terms or at all. We may also need further funding if there are delays in construction or increased construction costs at our construction site in Ohio. We may finance unanticipated construction costs by issuing equity securities or debt. The delay or failure of regulatory bodies to approve our construction plans, disruption and volatility in the financial markets, tighter credit markets and a downturn in the seafood market may negatively impact our ability to obtain financing. We may not have access to the required funding, or funding may not be available to us on acceptable terms.

We may not be able to obtain the approvals and permits that will be necessary in order to construct our facilities as planned. We will need to obtain a number of required permits in connection with the hydrology, construction and operation of our farms, which is often a time-consuming process. We will also need to obtain FDA approval to grow our GE Atlantic salmon in the facility. If we experience delays in obtaining the required approvals and permits for our farms, our expected construction completion date, commercial stocking and first sale of our GE Atlantic salmon may be delayed. If we are unable to obtain the required approvals and permits for our farms, we will not be able to construct the farms. In addition, federal, state and local governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

We have encountered cost increases in the expected construction cost of the Ohio farm, and may encounter further unanticipated difficulties and cost overruns in constructing this farm and other future farms. Preparing cost and timing estimates for complex RAS farms is inherently difficult and subject to change based on a number of factors that we have experienced to date and may experience in the future, including design changes, increasing inflationary pressure on costs of materials and labor, the impact of health epidemics such as COVID-19, construction delays, dependence on contractors, the impact of increasing interest rates on financing costs, customer requirements and unexpected complications. As a result, we may encounter unanticipated difficulties and the construction and development of our proposed farms may be more costly or time-consuming than we anticipate.

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

All of our currently outstanding interest-bearing debt is financed at fixed rates, except for our loan with First Farmers Bank and Trust, which has a rate reset in July 2025. We will seek to raise part of the funds necessary for construction of our planned farm in Pioneer, Ohio, and other future farms, through debt financing. Continued increases in interest rates has already, and will further increase the cost of new indebtedness and, after the rate reset, servicing our outstanding indebtedness with First Farmers Bank and Trust, and could materially and adversely affect our expansion plans, results of operations, financial condition, liquidity and cash flows.

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

The financing of our Ohio farm through the placement of municipal bonds may require restrictive debt covenants that could limit our control over the farm’s operation and restrict our ability to utilize a portion of any cash that the farm generates.

We anticipate using both cash on hand and debt to finance the construction and initial working capital for our Ohio farm. Debt financing will likely contain certain customary restrictive covenants that require us to maintain certain operating ratios and may restrict our use of any cash that is generated by the farm. The amount of debt used to finance the project may be significant and may require the use of a trustee to oversee the project funds and to monitor the project’s performance and adherence to any restrictive covenants. Failure to meet the restrictive covenants over a period of time could result in more oversight by the trustee and a loss of some of our control over the operation, or in the extreme by the trustee stepping in to manage the farm’s operation.

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

Further, if our salmon is perceived by the market to be of lower quality than other available sources of salmon or other fish, we may experience reduced demand for our product and may not be able to sell our products at the prices that we expect or at all. For example, we concluded 2020 with a conventional Atlantic salmon harvest that met our high standards for nutrition, taste and texture. However, unlike our GE Atlantic salmon, the conventional salmon did not achieve the same high level of color consistency, due in part to the maturity of the male population and the quality of the ingredients in the feed. We identified and successfully addressed the source of the color inconsistency in the conventional salmon, and our production plans call for only raising our all-female GE Atlantic salmon moving forward. As we continue to expand our operations and build new farms, we potentially may face additional challenges with maintaining the quality of our products. We cannot guarantee that we will not face quality issues in the future, any of which could cause damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands.

In addition, we may be required to recall some of our products if they spoil, become contaminated, are tampered with or are mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and lost sales due to the unavailability of product for a period of time. Such a product recall also could result in adverse publicity, damage to our reputation, and a loss of consumer or customer confidence in our products, which could have a material adverse effect on our business results and the value of our brands.

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

A shutdown, material damage to any of our farms, or lack of availability of power, fuel, oxygen, eggs, water, or other key components needed for our operations, could result in our prematurely harvesting fish, a loss of a material percentage of our fish in production, a delay in our commercialization plans, and a material adverse effect on our operations, business results, reputation, and the value of our brands.

At present, we have farms in Albany, Indiana, and Prince Edward Island, Canada. As an interruption in the power, fuel, oxygen supply, water quality systems, or other critical infrastructure of an aquaculture facility for more than a short period of time can lead to the loss of a large number of fish, any shutdown of or damage to either of our farms—for example, due to weather or other natural disaster, shortages of key components to our operations due to a pandemic, reduction in water supply, contamination of our aquifers, interruption in services beyond our backup capacity, or human interference—could require us to prematurely harvest some or all of the fish at that farm or could result in a loss of a material percentage of our fish in production. In addition, any transportation-related or other accidents that may result in a spill of hazardous materials near our farms, which may contaminate the land and/or groundwater, may result in a loss of a material percentage of our fish and other material adverse effects on our operations.

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

Although we have over two decades of experience in successfully raising Atlantic salmon in land-based systems, we have only begun to produce them at commercial scale. Our business plans depend on our ability to increase our production capacity through the development of larger farms. We have limited experience constructing, ramping up, and managing such large, commercial-scale facilities, and we may not have anticipated all of the factors or costs that could affect our production, harvest, sale, and delivery of salmon at such a scale. For example, our salmon may not perform as expected when raised at very large commercial scale, we may encounter operational challenges for which we are unable to identify a workable solution, control deficiencies may surface, our vendors may experience capacity constraints, or our production cost and timeline projections may prove to be inaccurate. Any of these could decrease process efficiency, create delays, and increase our costs. We are also subject to volatility in market demand and prices, such as the disruption to the salmon market and the resulting reduction in market prices for salmon that occurred during the COVID-19 pandemic.

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

Our fish-in-process inventory is a biological asset and is stated on our balance sheet at the lower of cost or net realizable value, where net realizable value is calculated as the estimated market price less the estimated costs of processing, packaging and transportation. Any adjustments to the carrying value of inventory are reported as a component of production costs on our income statement. Such adjustments may be material in any given period and could adversely affect our financial condition and results of operations. Until such time as our net realizable value is consistently in excess of inventory costs, our inventory may be subject to significant market value risk. For example, during the third quarter of 2021, we recognized a $1.5 million charge to reduce the value of our inventory to its net realizable value, based on our production yields and transportation costs which were higher than our expectations.

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

Our GE Atlantic salmon, or more specifically the breeding population of live fish, or broodstock, themselves, is a product of our combined intellectual property, which includes our trade secrets related to creating and maintaining the broodstock. Destruction of our salmon broodstock by whatever means would result in a significant delay to our operations while the broodstock was replenished. Live animals are subject to disease that may, in some cases, prevent or cause delay in the export of eggs to our farms. Disease organisms may be present undetected and transferred inadvertently. In addition, our broodstock is kept at a limited number of facilities, and damage to or failure of critical systems at any one of those facilities could lead to the loss of a substantial percentage of our broodstock. Such events may cause loss of revenue, increased costs, or both. The broodstock, however, could be reinstated, in whole or in part, using our technology and stored breeding reserves.

Business, political, or economic disruptions or global health concerns, such as the COVID-19 pandemic, could seriously harm our current or planned business and increase our costs and expenses.

Broad-based business or economic disruptions, political instability, or global health concerns could adversely affect our current or planned production, sale, distribution, research and development, and expansion. For example, the COVID-19 pandemic and its related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It also disrupted the normal operations of many businesses, including ours.

Global health concerns like the COVID-19 pandemic could in themselves result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The COVID-19 pandemic and government measures taken in response had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages occurred. These impacts included the shortage of packaging workers and transportation suppliers that we experienced, leading to slower and more expensive harvests and increased culling activity; supply chain disruptions; facility and production suspensions; and demand for certain goods and services, such as medical services and supplies spiked, while demand for other goods and services, including salmon in the institutional sales chain that includes restaurants fell, with a resulting drop in the prices for those goods and services. We were impacted by the reduction in food service demand for salmon due to the pandemic in the form of significantly lower than expected sales and a reduction in the value of our inventory.

We cannot predict the scope and severity of business, political or economic disruptions or global health concerns. If we or any of the third parties with whom we engage, including suppliers, distributors, service providers, regulators, and overseas business partners, experience shutdowns or other disruptions again in the future, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, our anticipated revenues could decrease, and our costs and expenses could continue to rise as a result of our efforts to address such disruptions.

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

Concerns regarding the possible environmental impact from our GE Atlantic salmon have led some states to impose legislative and regulatory restrictions or bans on its farming. In addition, some states, such as Alaska, have enacted restrictions on Atlantic salmon farming generally. While we currently believe that many states offer excellent potential sites for our salmon production farms, if additional states adopt similar restrictions, or otherwise prohibit the rearing of our GE Atlantic salmon in those states, the number of potential sites available to us for production farms in the United States could be reduced.

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

Although we produce and grow our GE Atlantic salmon in land-based, closed containment facilities, we are still at risk for potential disease outbreaks. We have implemented biosecurity measures in our facilities intended to prevent or mitigate disease impact, but there can be no assurance that any measures will be 100% effective.

We may encounter difficulties managing our growth, which could adversely affect our business.

We could face a period of rapid growth following expansion of our production capability, which may place significant pressure on our management, sales, operational, and financial resources. The execution of our business plan and our future success will depend, in part, on our ability to manage current and planned expansion and on our ability to continue to implement and improve our operational management. Any failure to manage the planned growth may have a significant adverse effect on our business, financial condition, trading performance, and prospects.

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

In 2009, we received a grant from the Atlantic Canada Opportunities Agency to fund a research program. A total of C$2.9 million was made available under the grant, and we received the entire amount through December 31, 2015. If we begin to generate revenue from any of the products from the research program, we must commence repayment of the outstanding loan in the form of a 10% royalty. These payments could negatively impact our ability to support our operations. Revenues from sales of our GE Atlantic salmon are not subject to the royalty.

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

Until the passage of the National Bioengineered Food Disclosure Law in July 2016, which contained the requirement to establish the Disclosure Standard, our GE Atlantic salmon did not need to be labeled as containing a bioengineered product, because it had been deemed to be “substantially equivalent” to the conventional product. However, because some states either passed or considered new laws specifying varying requirements for labeling products sold at the retail level that contain bioengineered ingredients, the United States Congress passed the National Bioengineered Food Disclosure Law in July 2016, requiring USDA to establish a mandatory standard for disclosing foods that are or may be bioengineered. USDA issued the National Bioengineered Food Disclosure Standard in December 2018. AquaBounty includes the bioengineered logo on its GE Atlantic salmon packaging, in accordance with the

Disclosure Standard. In addition, the 2020 Appropriations Act, which was signed into law in December 2019, which was reintroduced and passed in 2021 and 2022, contained an amendment that requires that any bioengineered animal approved by FDA prior to the effective date of the Disclosure Standard shall include the words ‘‘genetically engineered’’ prior to the existing acceptable market name. While the Company believes that this labeling requirement is unnecessary and redundant to the requirement of the Disclosure Standard, it complies with all applicable laws. Labeling requirements could cause consumers to view the label as either a warning or as an indication that GE Atlantic salmon is inferior to conventional Atlantic salmon, which could negatively impact consumer acceptance of our product.

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

Certain of our competitors may be better funded than we are and/or benefit from government support and other incentives that are not available to us. At least in part due to these financial advantages, our competitors may be able to develop competing and/or superior products and compete more aggressively and sustain that competition over a longer period of time than we can. As more companies develop new intellectual property in our markets, a competitor could acquire patent or other rights that may limit our ability to successfully market our product.

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property in the United States and abroad for our technologies and resultant products and potential products. We have adopted a strategy of seeking patent protection in the United States and abroad with respect to certain of the technologies used in or relating to our products; however, the patent to the technology covering our GE Atlantic salmon, which we license under a global, perpetual, royalty-free, non-exclusive license from Genesis Group, Inc., an affiliate of Memorial University of Newfoundland, and an affiliate of the Hospital for Sick Children of Toronto, expired in August 2013. We expect to protect our proprietary technology in regard to our GE Atlantic salmon through a combination of in-house know-how and the deterrence of the regulatory process that would need to be completed for a competing product to be commercialized, which we believe provides us with a competitive advantage. There can be no guarantee that this strategy will be successful.

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

Our Common Stock is traded on the Nasdaq Stock Market LLC (“Nasdaq”), a national securities exchange. On October 31, 2022, we received a letter (the “Notice”) from Nasdaq notifying us that, because the closing bid price for our common stock, par value $0.001 per share (the “Common Stock”), had been below $1.00 per share for the previous 30 consecutive business days, it no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Notice had no immediate effect on our listing on the Nasdaq Capital Market or on the trading of our Common Stock.

The Notice provided us with a compliance period of 180 calendar days, or until May 1, 2023, to regain compliance. If at any time during this 180-day compliance period the closing bid price of our Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, then Nasdaq may provide us with written confirmation of compliance and the matter will be closed. We intend to monitor the closing bid price of the Common Stock and may, if appropriate, evaluate various courses of action to regain compliance. There can be no assurance that we will regain compliance or otherwise maintain compliance with the other listing requirements.

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

An active trading market for our common stock may not be sustained.

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

We are a “smaller reporting company” and a “non-accelerated filer” and we cannot be certain if applicable scaled disclosure requirements will make our shares of common stock less attractive to investors.

As a “smaller reporting company,” we may elect to comply with scaled disclosure requirements relative to companies that are not smaller reporting companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our filings with the SEC. Under current SEC rules, we will continue to qualify as a “smaller reporting company” for so long as (i) we have a public float (i.e., the aggregate market value of common equity held by non-affiliates) of less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the aggregate market value of our common stock held by non-affiliates is less than $700 million. In addition, under current SEC rules, we are not an “accelerated filer” and so not required to include an auditor attestation of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Maynard, Massachusetts, and consist of approximately 3,500 square feet of office space under a month-to-month lease. We own a production grow-out farm in Indiana, which has the potential to produce 1,200 metric tons of our fish annually. On Prince Edward Island, Canada, we own a hatchery in Fortune Bay and a salmon farm in Rollo Bay, that consists of a hatchery, a broodstock facility, and a second broodstock facility that is currently under construction. In 2022, we purchased a parcel of land in Pioneer, Ohio on which we have commenced construction of a 479,000 square foot production grow-out farm. We believe that the spaces that we lease and own are sufficient to meet our current and near-term needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “AQB.” As of March 3, 2023, 71,110,713 shares of our common stock were issued and outstanding.

As of March 3, 2023, there were approximately 214 holders of record of our common stock. The actual number of shareholders is greater than this number and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The transfer agent for our common stock is Computershare Trust Company, N.A.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information under “Equity Compensation Plan Information” to be included in our definitive proxy statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, is incorporated herein by reference.

Item 6.  Reserved

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

Overview

We believe that we are a distinctive brand in the field of land-based aquaculture, leveraging decades of technology expertise to deliver innovative solutions that address food insecurity and climate change issues, while improving efficiency and sustainability. We provide fresh Atlantic salmon to nearby markets by raising our fish in carefully monitored land-based fish farms through a safe, secure and sustainable process. Our land-based Recirculating Aquaculture System farms, located in Indiana in the United States and Prince Edward Island in Canada, are close to key consumption markets and are designed to prevent disease and to include multiple levels of fish containment to protect wild fish populations. We are raising nutritious salmon that is free of antibiotics and other contaminants and provides a solution with a reduced carbon footprint without the risk of pollution to marine ecosystems as compared to traditional sea-cage farming. Our primary product is our GE Atlantic salmon, which received FDA approval in 2015 as the first genetically engineered animal available for sale for human consumption. We commenced commercial activities in 2021 with operations in the United States and Canada. We are actively engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

COVID-19

Although the COVID-19 pandemic has diminished in the United States and other parts of the world as vaccines have become more readily available, variants of the virus continue to spread. Local governmental authorities in the United States and Canada have issued, and continue to update, directives aimed at minimizing the spread of the virus and we continue to monitor their status. Due to the pandemic, we have experienced delays and cost increases in capital projects, additional challenges in our efforts to meet the capacity expectations at our existing facilities and continue to experience extended lead times on equipment purchases.

Inflation

Recently elevated global inflation rates continue to impact all areas of our business. We are experiencing higher costs for farming supplies, transportation costs, wage rates, and other direct operating expenses. Additionally, inflation has impacted the cost estimates for our Ohio farm project, which is now expected to be in the range of $375 million to $395 million. We expect inflation to continue to negatively impact our results of operations for the near-term.

Financial Overview

We expect to generate product revenue primarily through the sales of our GE Atlantic salmon. We also sell conventional Atlantic salmon, salmon eggs, fry, and byproducts.

We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our commercial activities, as discussed in “Liquidity and Capital Resources”. During the next several years, we expect that our working capital requirements and our capital expenditures will increase substantially due to our plans to construct new land-based production farms.

Product Revenue

We currently generate product revenue through the sales of our GE Atlantic salmon, conventional Atlantic salmon eggs and fry, and salmon byproducts. We measure our harvest volume of GE Atlantic salmon in terms of metric tons (“mt”) of live weight taken out of the water. We expect revenues to grow modestly in 2023 and in the future, we believe that our revenue will depend upon the number and capacity of grow-out farms we have in operation and the market acceptance we achieve.

Production Costs

Production costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs is absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish biomass. The costs that are not absorbed into inventory, as well as any net realizable value inventory adjustments, are classified as production costs. Our production costs also include the labor and related costs to maintain our salmon broodstock. As of December 31, 2022 and 2021, we had seventy and sixty-one employees, respectively engaged in production activities.

Sales and Marketing Expenses

Our sales and marketing expenses currently include salaries and related costs for our sales personnel and consulting fees for market-related activities. During 2021, we also included the cost of our conventional salmon donation program. As of December 31, 2022 and 2021, we had two and one employees, respectively, dedicated to sales and marketing. We expect our sales and marketing expenses to increase as our production output and revenues grow.

Research and Development Expenses

As of December 31, 2022 and 2021, we employed twelve and nineteen scientists and technicians, respectively, at our facilities on Prince Edward Island to oversee the lines of fish we maintain for research and development purposes. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•salaries and related overhead expenses for personnel in research and development functions;

•fees paid to contract research organizations and consultants who perform research for us;

•costs related to laboratory supplies used in our research and development efforts; and

•costs related to the operation of our field trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal services. We had sixteen and fourteen employees in our general and administrative group at December 31, 2022 and 2021, respectively.

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

Inventories

Inventories are mainly comprised of feed, eggs, fry, fish in process and fish for sale. Fish in process inventory is a biological asset that is measured based on the estimated biomass of fish on hand. We have established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. We measure inventory at the lower of cost or net realizable value (“NRV”), where NRV is defined as the estimated market price, less the estimated costs of processing, packaging and transportation. We consider fish that has been harvested and transported from its farm to be fish for sale.

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

Results of Operations

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021.

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars (in thousands) and as a percentage:

	Year Ended December, 31		Dollar	%
	2022	2021	Change	Change

Product revenue	$3,137	$1,175	1,962	167%
Operating expenses:
Product costs	13,630	10,786	2,844	26%
Sales and marketing	1,139	1,262	(123)	(10)%
Research and development	904	2,146	(1,242)	(58)%
General and administrative	9,787	9,103	684	8%
Operating loss	(22,323)	(22,122)	(201)	1%
Total other (income) expense	(166)	201	(367)	(183)%
Net loss	$(22,157)	$(22,323)	166	(1)%

Product Revenue

Product revenue for the years ended December 31, 2022 and 2021 consisted of sales of our GE Atlantic salmon and conventional Atlantic salmon eggs, fry and byproducts. During the current year, we increased the volume of harvests of GE Atlantic salmon from our Indiana farm and completed the final harvests of GE Atlantic salmon from our Rollo Bay farm, as it began its transition into a broodstock facility. Our Indiana farm required extensive repairs to one of its buildings during Q4 of the current year, which impacted the number of fish that could be harvested and sold during the final two months of the year. Repairs commenced immediately on the building and no fish were impacted by the situation. However, we expect the repairs to continue into Q2 of 2023, which will continue to impact the number of fish harvested.

	Year Ended December 31,			%
	2022	2021	Change	Change

Harvest of GE Atlantic salmon (kg of live weight)	512,274	288,362	223,912	78%
Product revenue
GE Atlantic salmon revenue	$2,914	$783	$2,131	272%
Non-GE Atlantic salmon revenue	187	391	(204)	(52)%
Other revenue	36	1	35	3,500%
Total product revenue	$3,137	$1,175	$1,962	167%

Production Costs

Production costs for the year ended December 31, 2022, were up from the corresponding period in 2021, due to production cost increases for labor and other direct costs related to increased production output. Increases included headcount additions, feed costs and other direct supplies, as well as the costs for processing and transportation to bring our product to market. These cost increases were partly offset by an increase in the NRV of the fish in process inventory, which allowed more production cost to be absorbed into inventory. The improvement in NRV was due to higher market pricing and lower costs per pound for transportation and processing.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2022, were down from the corresponding period in 2021 primarily due to the non-recurrence of an expense incurred during 2021 related to the donation of conventional Atlantic salmon to local food charities. Net of this charge, sales and marketing expenses increased in the current period, due to an increase in headcount and marketing program costs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022, were down from the corresponding period in 2021 due to the transition of broodstock husbandry costs to production operations. Net of this change, research and development expenses for the current period remained relatively unchanged as compared with the prior period. Cost increases for headcount and lab supplies were offset by decreases in field trials and outside contract service fees.  During the current period, research activities included feed nutrition trials, discovery research in salmon immunology and work on a genome study to identify genes associated with economically important traits in salmon.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022, were up from the corresponding period in 2021 due to increases in personnel, auditing and legal fees, insurance costs, taxes and stock compensation charges, partly offset by decreases in consulting and outside advisory fees.

Total Other (Income) Expense

Total other (income) expense for 2022 is comprised of interest income, interest on debt, bank charges, and a loss on the disposal of assets. Total other (income) expense for 2021 is comprised of interest income, interest on debt and bank charges. Interest income in 2022 was up considerably over 2021, due to our investments in marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses from operations since our inception in 1991, and, as of December 31, 2022, we had an accumulated deficit of $193 million. We expect to continue to experience losses from operations for the foreseeable future and we will require substantial additional cash to fund our business plans. Liquidity has primarily come from equity financings, supplemented by debt transactions.

During 2021, we completed a public equity offering of 14,950,000 shares of common stock for net proceeds of approximately $119.1 million and we issued 530,414 shares of common stock through the conversion of outstanding warrants for total proceeds of $1.7 million. During 2022, we received $476 thousand in debt proceeds from the draw-down on an existing loan facility.

In the future, we expect to use bond issuances to fund the construction of our farms and we may use additional equity issuances to supplement these costs or to fund other growth opportunities.

As of December 31, 2022, we had $102.6 million in cash and cash equivalents, and restricted cash.

Our principal contractual commitments include capital expenditure obligations, repayments of debt and related interest, and payments under operating leases. Refer to the notes in our consolidated financial statements for further information about our capital expenditure commitments (Note 6), debt (Note 7), and lease payment obligations (Note 10).

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,		Dollar	%
	2022	2021	Change	Change

Net cash (used in) provided by:
Operating activities	$(21,007)	$(20,472)	(535)	3%
Investing activities	34,350	(107,539)	141,889	(132)%
Financing activities	(162)	121,179	(121,341)	(100)%
Effect of exchange rate changes on cash	3	36	(33)	(92)%
Net increase in cash	$13,184	$(6,796)	19,980	(294)%

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2022, was primarily comprised of our $22.2 million net loss, offset by non-cash depreciation and stock compensation charges of $2.6 million and increased by working capital uses of $1.4 million. Spending on operations increased in 2022 due to increases in production activities at our Rollo Bay and Indiana farm sites, increases in headcount and increases in costs for insurance, taxes, and professional fees. Cash used for working capital was due primarily to increases in inventory and prepaid expenses, partially offset by an increase in accrued expenses. We expect cash flows from operating activities to remain negative and roughly consistent until our Ohio farm is in operation.

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

Cash Flows from Investing Activities

During 2022, we used $65.1 million for construction charges and equipment deposits for our Ohio farm, $1.4 million and $1.0 million for equipment purchases and deposits for our Indiana and Rollo Bay farms, respectively, and we received $101.8 million on the net sales of marketable securities.

During 2021, we used $5.7 million for renovations to our Indiana farm and Fortune Bay hatchery sites and for construction charges at our Rollo Bay farm, $45 thousand for deposits on equipment purchases and $101.8 million on the net purchase of marketable securities.

We expect expenditures on capital projects to increase in future periods as we continue construction of our Ohio farm. For more information, see “Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all.”

Cash Flows from Financing Activities

During 2022, we received approximately $476 thousand in proceeds from new debt and we repaid $640 thousand of outstanding debt.

During 2021, we received approximately $119.1 million in net proceeds from the issuance of shares of common stock in a public equity offering, $1.7 million from the exercise of warrants, and $606 thousand from new debt. This was offset by $272 thousand in debt repayment.

Future Capital Requirements

In February 2021, we completed an equity raise with net proceeds of $119.1 million and we had $102.6 million of cash, cash equivalents, and restricted cash as of December 31, 2022. Our plans include the continued construction of a 10,000 metric ton salmon farm in Ohio at a total project cost that is estimated to range from $375 million to $395 million. We plan to use cash-on-hand and debt financing to fund the construction. While we have committed a significant amount of our current cash to fund a portion of the project, if necessary, we can utilize that cash for working capital purposes, and therefore we believe we have sufficient cash to meet our requirements for at least the next twelve months from the filing date of these consolidated financial statements.

In 2020, we entered into a term loan agreement with First Farmers Bank and Trust in the amount of $4 million, which is secured by the assets of our Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At December 31, 2022, the Indiana subsidiary was in compliance with its loan covenants. The ability of the Indiana subsidiary to meet its debt covenants over the next twelve months is dependent upon its operating performance.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of December 31, 2022 and 2021, we had $5.1 million and $5.8 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers’ Bank and Trust which has a rate reset in July 2025.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2022 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2022, our internal controls over financial reporting were effective.

This Annual Report on Form 10‑K does not include an auditor’s attestation of management’s assessment of internal controls over financial reporting as of December 31, 2022, as we are not an “accelerated filer” under SEC rules.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 11.  Executive Compensation

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is set forth in our 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022 and is incorporated by reference into this Annual Report on Form 10‑K, for Deloitte & Touche LLP (PCAOB ID No. 34).

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

3.6*

Certificate of Validation dated October 18, 2022 relating to Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of AquaBounty Technologies, Inc. dated May 27, 2022 (incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2022).

3.7*	Amended and Restated Bylaws of AquaBounty Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
4.1*	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
4.2*	Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed on January 9, 2018).
4.3*	Description of Registrant’s securities. (incorporated by reference to Exhibit 4.3 to the Registration’s Annual Report on Form 10-K, filed on March 10, 2020).
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

10.6*†	AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
10.7*†	Amendment No. 1 to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 2. 2019).
10.8*†	Amendment No. 2 to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2020).
10.9*†

Form of Stock Option Agreement pursuant to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form 10, filed on December 12, 2016).

10.10*†

Form of Restricted Stock Purchase Agreement pursuant to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form 10, filed on December 12, 2016).

10.11*

Form of Warrant Exercise Agreement, by and between AquaBounty Technologies, Inc. and certain holders of its Common Stock Purchase Warrants, dated October 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2018).

10.12*

Agreement, by and among Atlantic Canada Opportunities Agency and AQUA Bounty Canada Inc. and AquaBounty Technologies Inc., dated December 16, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.13*

Offer Letter, dated as of July 10, 2018, from Prince Edward Island Century 2000 Fund Inc. to AQUA Bounty Canada Inc. and accepted by AQUA Bounty Canada Inc. and AquaBounty Technologies, Inc. on August 20, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.14*

Negotiable Promissory Note, dated as of October 16, 2018, issued by AQUA Bounty Canada Inc. in favor of Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.15*

Collateral Mortgage dated as of July 26, 2016, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.16*

Collateral Mortgage, dated as of October 9, 2018, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.17*

General Security Agreement, dated as of July 26, 2016, by and between AQUA Bounty Canada Inc. and Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.18*

Guarantee, dated as of October 9, 2018, made by AquaBounty Technologies, Inc. in favor of Prince Edward Island Century 2000 Fund Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2018).

10.19*†

Executive Employment Agreement, by and between Sylvia Wulf and AquaBounty Technologies, Inc., dated November 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2018).

10.20*†

Employment Agreement, by and between David Frank and AquaBounty Technologies, Inc., dated October 1, 2007 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.21*†

Employment Agreement, by and between Alejandro Rojas and AquaBounty Technologies, Inc., dated December 30, 2013 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.22*

Intellectual Property License and Full and Final Release among Genesis Group Inc., HSC Research and Development Partnership and AquaBounty Technologies, Inc., dated February 28, 2014 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).

10.23*

Asset Purchase Agreement by and between AquaBounty Technologies, Inc. and Bell Fish Company LLC, dated as of June 9, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 4, 2017).

10.24*#

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

10.25*

Mortgage, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement granted by AquaBounty Technologies, Inc. in favor of First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2020).

10.26*

Guarantor Security Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2020).

10.27*

Unconditional and Continuing Secured Guaranty Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2020).

10.28*

Collateral Access Agreement by and between AquaBounty Technologies, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2020).

10.29*

Unconditional and Continuing Guaranty Agreement by and between AquaBounty Farms, Inc. and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2020).

10.30*

Environmental Indemnity Agreement by and among AquaBounty Technologies, Inc., AquaBounty Farms Indiana LLC and First Farmers Bank and Trust, dated as of July 31, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2020).

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

Signature	Title	Date

/s/ Sylvia A. Wulf	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2023
Sylvia A. Wulf

/s/ David A. Frank	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2023
David A. Frank

/s/ Richard J. Clothier	Chairman of the Board, Director	March 7, 2023
Richard J. Clothier

/s/ Ricardo Alvarez	Director	March 7, 2023
Ricardo Alvarez

/s/ Erin Sharp	Director	March 7, 2023
Erin Sharp

/s/ Gail Sharps Myers	Director	March 7, 2023
Gail Sharps Myers

/s/ Christine St.Clare	Director	March 7, 2023
Christine St.Clare

/s/ Rick Sterling	Director	March 7, 2023
Rick Sterling

/s/ Michael Stern	Director	March 7, 2023
Michael Stern

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of AquaBounty Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AquaBounty Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory – Fish in Process – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

Fish in process inventory is measured at the lower of cost or net realizable value. The Company’s determination of net realizable value of fish in process inventory requires management to make various estimates and assumptions related to the calculation of the biomass, including expected yield, market value of biomass and estimated costs of processing, packaging and transportation. Changes in these assumptions could have a significant impact on the net realizable value of fish in process inventory.

Given the determination of net realizable value requires management to make significant estimates and assumptions relating to yield, market value and future costs, performing audit procedures to evaluate the reasonableness of such estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to fish in process inventory included the following, among others:

•We tested the design and implementation of the Company's inventory controls, including the review of the net realizable value estimate and assumptions.

•We evaluated management's process for determining the net realizable value of fish in process inventory.

•We observed and tested the Company’s physical inventory inspection and fish weighing processes near December 31, 2022.

•We tested the completeness and accuracy of management's estimates and assumptions within the net realizable value calculation by comparing expected:

oSales amounts to historical revenue.

oProcessing, packaging and transportation costs to historical amounts.

oMarket value to historical sales prices and market benchmarks.

oYield to the Company's historical results and industry peer data.

•We tested the changes in fish in process biomass from our physical observation date to December 31, 2022.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

March 7, 2023

We have served as the Company's auditor since 2021.

AquaBounty Technologies, Inc.

Consolidated Balance Sheets

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$101,638,557	$88,454,988
Marketable securities	—	101,773,781
Inventory	2,276,592	1,259,910
Prepaid expenses and other current assets	2,133,583	1,536,484
Total current assets	106,048,732	193,025,163

Property, plant and equipment, net	106,286,186	33,815,119
Right of use assets, net	222,856	284,320
Intangible assets, net	218,139	231,842
Restricted cash	1,000,000	1,000,000
Other assets	64,859	79,548
Total assets	$213,840,772	$228,435,992

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$12,000,592	$4,317,615
Accrued employee compensation	1,021,740	874,589
Current debt	2,387,231	627,365
Other current liabilities	20,830	66,269
Total current liabilities	15,430,393	5,885,838

Long-term lease obligations	203,227	224,058
Long-term debt, net	6,286,109	8,523,333
Total liabilities	21,919,729	14,633,229

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 150,000,000 and 80,000,000 shares authorized at
December 31, 2022 and 2021, respectively; 71,110,713 and 71,025,738 shares
outstanding at December 31, 2022 and 2021, respectively	71,111	71,026
Additional paid-in capital	385,388,684	384,852,107
Accumulated other comprehensive loss	(516,775)	(255,588)
Accumulated deficit	(193,021,977)	(170,864,782)
Total stockholders' equity	191,921,043	213,802,763

Total liabilities and stockholders' equity	$213,840,772	$228,435,992

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
	2022	2021
Revenues
Product revenues	$3,136,954	$1,174,832

Costs and expenses
Product costs	13,630,911	10,786,072
Sales and marketing	1,138,781	1,261,764
Research and development	903,981	2,145,548
General and administrative	9,786,819	9,103,213
Total costs and expenses	25,460,492	23,296,597

Operating loss	(22,323,538)	(22,121,765)

Other income (expense)
Interest expense	(291,177)	(316,442)
Other income (expense), net	457,520	115,619
Total other income (expense)	166,343	(200,823)

Net loss	$(22,157,195)	$(22,322,588)

Other comprehensive income (loss):
Foreign currency	(301,288)	51,771
Unrealized gains (losses) on marketable securities	40,101	(40,101)
Total other comprehensive income	(261,187)	11,670

Comprehensive loss	$(22,418,382)	$(22,310,918)

Basic and diluted net loss per share	$(0.31)	$(0.32)
Weighted average number of common shares -
basic and diluted	71,068,515	69,428,061

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance as of December 31, 2020	55,497,133	$55,497	$263,629,116	$(267,258)	$(148,542,194)	$114,875,161
Net loss					(22,322,588)	(22,322,588)
Other comprehensive income				11,670		11,670
Cashless exercise of options for common stock	4,354	4	(4)			—
Issuance of common stock, net of expenses	14,950,000	14,950	119,105,487			119,120,437
Exercise of warrants for common stock	530,414	530	1,723,316			1,723,846
Share based compensation	43,837	45	394,192			394,237
Balance as of December 31, 2021	71,025,738	$71,026	$384,852,107	$(255,588)	$(170,864,782)	$213,802,763
Net loss					(22,157,195)	(22,157,195)
Other comprehensive (loss)				(261,187)		(261,187)
Exercise of options for common stock	1,012	1	1,538			1,539
Share based compensation	83,963	84	535,039			535,123
Balance at December 31, 2022	71,110,713	$71,111	$385,388,684	$(516,775)	$(193,021,977)	$191,921,043

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Operating activities
Net loss	$(22,157,195)	$(22,322,588)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,024,783	1,787,564
Share-based compensation	535,123	394,237
Other non-cash charge	22,983	17,386
Changes in operating assets and liabilities:
Inventory	(1,027,650)	267,833
Prepaid expenses and other assets	(550,120)	(1,138,691)
Accounts payable and accrued liabilities	(1,905)	230,712
Accrued employee compensation	147,151	291,288
Net cash used in operating activities	(21,006,830)	(20,472,259)

Investing activities
Purchases of and deposits on property, plant and equipment	(67,476,327)	(5,713,807)
Maturities of marketable securities	149,435,173	86,488,271
Purchases of marketable securities	(47,621,291)	(188,302,153)
Other investing activities	12,500	(11,010)
Net cash provided by (used in) investing activities	34,350,055	(107,538,699)

Financing activities
Proceeds from issuance of debt	476,228	606,453
Repayment of term debt	(640,170)	(272,102)
Proceeds from the issuance of common stock, net	—	119,120,437
Proceeds from the exercise of stock options and warrants	1,538	1,723,846
Net cash (used in) provided by financing activities	(162,404)	121,178,634

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,748	36,152
Net change in cash, cash equivalents and restricted cash	13,183,569	(6,796,172)
Cash, cash equivalents and restricted cash at beginning of period	89,454,988	96,251,160
Cash, cash equivalents and restricted cash at end of period	$102,638,557	$89,454,988

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$101,638,557	$88,454,988
Restricted cash	1,000,000	1,000,000
Total cash, cash equivalents and restricted cash	$102,638,557	$89,454,988

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$274,562	$299,056
Property and equipment included in accounts payable and accrued liabilities	$10,565,820	$2,926,016

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

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

Liquidity

The Company completed an equity raise in 2021with net proceeds of $119.1 million and has $102.6 million in cash and cash equivalents, and restricted cash as of December 31, 2022. The Company’s plans include the continued construction of a 10,000 metric ton salmon farm in Ohio at a total project cost that is estimated to be between $375 million and $395 million. The Company plans to use cash-on-hand and debt financing to fund the remaining construction. While the Company has committed a significant amount of its current cash to fund a portion of the project, if necessary, management can utilize that cash for working capital purposes and therefore, management believes that it has sufficient cash to meet the Company's requirements beyond the next twelve months from the filing date of these consolidated financial statements. However, until such time as the Company reaches profitability, it will require additional financing to fund its operations and execute its business plan.

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

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

Marketable securities

Marketable securities include government bonds, corporate bonds and commercial paper. The Company's investment policy requires investments to be explicitly rated by two of Standard & Poor's, Moody's or Fitch and to have a minimum rating of A1, P1 or F-1, respectively, from those agencies. In addition, the investment policy limits individual maturities to 12 months, the dollar-weighted average maturity to 180 days and the amount of credit exposure to any one issuer to 5%.

Fair Value of Financial instruments

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

The carrying amounts reported in the consolidated balance sheets for receivables, prepaid expenses and other current assets, and accounts payable approximate fair value based on the short-term maturity of these instruments. The carrying value of term debt includes market terms and interest rates. All of the Company’s interest-bearing debt is at fixed rates, except for the loan with First Farmer’s Bank and Trust, which has a rate reset in July 2025.

The following tables present the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	December 31, 2021
Marketable securities	$-	$101,773,781	$-	$101,773,781
Long term equity investment	-	-	8,651	8,651
Total	$-	$101,773,781	$8,651	$101,782,432

	December 31, 2022
Marketable securities	$-	$-	$-	$-
Long term equity investment	-	-	8,651	8,651
Total	$-	$-	$8,651	$8,651

Inventories

Inventories are mainly comprised of feed, eggs, fry, fish in process and fish for sale. Fish in process inventory is a biological asset that is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. The Company measures inventory at the lower of cost or net realizable value (NRV), where NRV is defined as the estimated market price, less the estimated costs of processing, packaging and transportation. The Company considers fish that has been harvested and transported from its farm to be fish for sale.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

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

Property, plant and equipment

Property, plant and equipment are recorded at cost. The Company depreciates all asset classes over their estimated useful lives, as follows:

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

Revenue recognition

The Company is comprised of one reporting segment and generates revenue from the sale of its products. Revenue is recognized when the customer takes physical control of the goods, in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for the goods. Revenue excludes any sales tax collected and includes any estimate of future credits.

During the years ended December 31, 2022 and 2021, the Company recognized the following product revenue:

	Year Ended December 31, 2021
	U.S.	Canada	Total
GE Atlantic salmon	$427,615	$355,391	$783,006
Non-GE Atlantic salmon eggs	-	194,028	194,028
Non-GE Atlantic salmon fry		196,582	196,582
Other revenue	-	1,216	1,216
Total Revenue	$427,615	$747,217	$1,174,832

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

	Year Ended December 31, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$2,518,495	$394,478	$2,912,973
Non-GE Atlantic salmon eggs	-	85,089	85,089
Non-GE Atlantic salmon fry	-	102,387	102,387
Other revenue	-	36,505	36,505
Total Revenue	$2,518,495	$618,459	$3,136,954

During the years ended December 31, 2022 and 2021, the Company had the following customer concentration of revenue:

	Year Ended December 31,
	2022	2021
Customer A	36%	30%
Customer B	17%	27%
Customer C	15%	21%
All other	32%	22%
Total of all customers	100%	100%

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be upheld under regulatory review. The resulting tax impact of these tax positions is recognized in the financial statements based on the results of this evaluation. The Company did not recognize any tax liabilities associated with uncertain tax positions, nor has it recognized any interest or penalties related to unrecognized tax positions. The Company is not currently under exam and is no longer subject to federal and state tax examinations by tax authorities for years before 2019.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Year Ended December 31,
Weighted Average Outstanding	2022	2021
Stock options	816,602	670,111
Warrants	418,441	532,380
Unvested restricted shares	166,261	68,981

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

for the years ended December 31, 2022 and 2021

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents, and marketable securities. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions, investing cash equivalents with maturities of less than 90 days, and investing marketable securities with maturities of less than 180 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts at December 31, 2022 and 2021 totaled $518 thousand and $224 thousand, respectively. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. As of December 31, 2022 and 2021 the cash equivalent investment balance was $10.6 million and $73.3 million, respectively.

4. Marketable Securities

Marketable securities are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and the fair value as of December 31, 2021. The Company had no marketable securities as of December 31, 2022 The balance of unrealized losses at December 31, 2021 were recognized during 2022.

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	December 31, 2021
Government bonds	$28,453,161	$82	$(18,255)	$28,434,988
Corporate bonds	29,874,696	-	(21,928)	29,852,768
Commercial paper	43,486,025	-	-	43,486,025
Marketable securities	$101,813,882	$82	$(40,183)	$101,773,781

5. Inventory

Major classifications of inventory are summarized as follows for December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Feed	$366,957	162,047
Eggs and fry	22,140	—
Fish in process	1,869,387	926,360
Fish for sale	18,108	171,503
Inventory	$2,276,592	1,259,910

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows for December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Land	$2,968,561	$725,799
Building and improvements	15,535,904	15,580,385
Construction in process	78,806,762	8,119,575
Equipment	17,259,301	15,981,408
Office furniture and equipment	258,972	240,939
Vehicles	106,074	36,280
Total property and equipment	$114,935,574	$40,684,386
Less accumulated depreciation and amortization	(8,649,388)	(6,869,267)
Property, plant and equipment, net	$106,286,186	$33,815,119

Depreciation and amortization expense for 2022 and 2021 on property, plant and equipment was $2.0 million and $1.8 million, respectively.

As of December 31, 2022, construction in process included $75.5 million, $2.7 million and $590 thousand for construction related to the Ohio, Rollo Bay and Indiana farm sites, respectively. An additional $29.2 million has been contractually committed for these farm sites as of December 31, 2022.

7. Debt

The current terms and conditions of long-term debt outstanding as of December 31, 2022 and 2021, are as follows:

	Interest rate	Monthly repayment	Maturity date	December 31, 2022	December 31, 2021
ACOA AIF Grant	0%	Royalties	-	$2,119,476	$2,261,349
ACOA term loan #1	0%	C$3,120	Feb 2027	115,158	152,346
ACOA term loan #2	0%	C$4,630	Sep 2029	276,743	339,015
ACOA term loan #3	0%	C$6,945	Dec 2025	184,500	196,850
Kubota Canada Ltd	0%	C$1,142	Jan 2025	21,077	33,283
DFO term loan	0%	C$16,865	Jan 2034	854,885	405,700
Finance PEI term loan	4%	C$16,313	Nov 2023	1,752,547	1,947,510
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	3,401,019	3,883,325
Total debt				$8,725,405	$9,219,378
less: debt issuance costs				(52,065)	(68,680)
less: current portion				(2,387,231)	(627,365)
Long-term debt, net				$6,286,109	$8,523,333

Principal payments due on the long-term debt are as follows:

Total
2023	$2,402,059
2024	715,026
2025	788,688
2026	758,079
2027	768,580
Thereafter	3,292,973
Total	$8,725,405

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

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

In July 2021, the Canadian Subsidiary entered into a contribution agreement with ACOA under its REGI-Business Scale-up and Productivity program to provide funding assistance for the Rollo Bay farm site, and on August 20, 2021, the Canadian Subsidiary received C$250,000 ($200,075). All funds received are to be repaid over a 36-month term commencing January 2023 at a zero percent interest rate.

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

In 2018, the Canadian Subsidiary obtained a new loan from FPEI, which incorporated the existing loan and provided C$2.0 million ($1.5 million) of additional funds. All funds have been dispersed and the loan is being repaid over an 87-month term ending in November 2023. The loan has an interest rate of 4% and is collateralized by a mortgage executed by the Canadian Subsidiary, which conveys a first security interest in all of its current and acquired assets. A balloon payment for the loan is due in November 2023. The loan is guaranteed by the Parent.

First Farmers Bank & Trust (“FFBT”)

On July 31, 2020, the Company’s Indiana Subsidiary obtained a $4.0 million loan from First Farmers Bank and Trust. Net proceeds were $3.9 million after deducting $90 thousand in loan costs. The loan bears interest at a rate of 5.375% for the first five years. On July 31, 2025, the interest rate resets to the then U.S. Treasury 5-year maturities rate plus 5% and remains fixed at that rate through maturity on October 1, 2028. The note required interest only payments for the first 13 months, followed by monthly principal and interest payments of approximately $57 thousand through maturity. Proceeds from the loan may be used for the purpose of performing equipment upgrades, purchasing equipment and other improvements to the Indiana farm. The Company must comply with certain financial and non-financial covenants and provide certification of compliance quarterly. At December 31, 2022, the Company was in compliance with such covenants. The loan is also subject to certain prepayment penalties and is secured by the assets of the Indiana subsidiary and a guarantee by the Parent. The loan agreement requires the Company to maintain a minimum cash balance with the bank throughout the loan term. This amount is reflected as restricted cash on the balance sheet.

On October 12, 2021, the Company and FFBT agreed to a modification to the terms of its outstanding loan. The new terms delay the start date of certain of the loan’s negative covenants to the quarter commencing on October 1, 2022 and raises the required restricted

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

cash balance amount from $500 thousand to $1.0 million. On December 13, 2022, FFBT removed two of the loan’s negative covenants.

Department of Fisheries and Oceans (“DFO”)

DFO is a department of the government of Canada responsible for safeguarding its waters and managing its fisheries, oceans and freshwater resources. DFO supports economic growth in the marine and fisheries sectors, and innovation in areas such as aquaculture and biotechnology.

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with DFO's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On February 25, 2021, the Canadian Subsidiary borrowed C$238,400 ($187,120) and on April 27, 2021 the Canadian Subsidiary borrowed C$276,840 ($219,258) under the DFO Term Loan. On April 7, 2022, the Canadian Subsidiary borrowed C$53,456 ($42,338) and on December 1, 2022 the Canadian Subsidiary borrowed C$589,684 ($433,890) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in August 2024, with maturity in January 2034.

The Company recognized interest expense of $291 thousand and $316 thousand for the years ended December 31, 2022 and 2021, respectively, on its interest-bearing debt.

8. Stockholders’ equity

The Company’s shareholders have authorized 155 million shares of stock, of which 5 million are authorized as preferred stock and 150 million as common stock. As of December 31, 2022 and 2021, the Company had zero shares of preferred stock and 71,110,713 shares and 71,025,738 shares of common stock, issued and outstanding, respectively.

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

Warrants

As of December 31, 2022 and 2021, 418,441 warrants to purchase common stock were outstanding. All outstanding warrants had an expiration date of January 17, 2023.

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

In March 2016, the Company’s Board of Directors adopted the AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) to replace the 2006 Plan. The 2016 Plan provides for the issuance of incentive stock options, non-qualified stock options, and awards of restricted and direct stock purchases to Directors, officers, employees, and consultants of the Company. Total common shares authorized under the 2016 Plan are 1,900,000, of which 452,620 shares are reserved for future issuance as of December 31, 2022.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

Restricted stock

The Company’s restricted stock activity under the 2016 Plan is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2021	65,100	$4.10
Granted	265,088	1.51
Vested	(128,979)	2.27
Forfeited	(1,755)	1.52
Unvested at December 31, 2022	199,454	$1.86

During 2022 and 2021, the Company expensed $358 thousand and $240 thousand, respectively related to restricted stock awards. At December 31, 2022, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $187 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.3 years.

Stock options

The Company’s option activity under the 2006 Plan and the 2016 Plan is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	663,425	$4.31
Issued	214,755	1.55
Exercised	(1,012)	1.52
Forfeited	(8,020)	1.52
Expired	(29,038)	5.82
Outstanding at December 31, 2022	840,110	$3.58
Exercisable at December 31, 2022	678,634	$3.97

Options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of ten years from the date of issuance.

The weighted average fair value of stock options granted during 2022 was $1.11 (2021: $5.36). There were 1,012 options exercised in 2022 (2021: 16,667). The total intrinsic value of options exercised in 2022 was $142 (2021: $41 thousand). As of December 31, 2022, the total intrinsic value of all options outstanding was $0 (2021: $18 thousand) and the total intrinsic value of exercisable options was $0 (2021: $11 thousand).

The following table summarizes information about options outstanding and exercisable as of December 31, 2022:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
$1.49 - $2.50	715,985	7.1	567,130
$5.44 - $6.72	45,235	7.6	32,614
$7.50 - $10.80	12,303	1.0	12,303
$14.20 - $23.40	66,587	3.2	66,587
	840,110		678,634

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

The fair values of stock option grants to employees and members of the Board of Directors during 2022 and 2021 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

2022
Expected volatility	92% - 103%
Risk free interest rate	1.71% - 3.95%
Expected dividend yield	0.0%
Expected life (in years)	5

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

Total share-based compensation on stock-option grants amounted to $177 thousand and $154 thousand for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards is $233 thousand. The period over which the unearned share-based compensation is expected to be earned is 2.4 years.

Share-based compensation

The following table summarizes share-based compensation costs recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021:

	2022	2021
Sales and marketing	15,956	-
General and administrative	519,167	394,237
Total share-based compensation	$535,123	$394,237

9. Income taxes

The components of loss before income taxes for the years ended December 31, 2022 and 2021 are presented below:

	2022	2021
Domestic	$(20,673,855)	$(21,105,065)
Foreign	(1,483,340)	(1,217,523)
Loss before income taxes	$(22,157,195)	$(22,322,588)

We have made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our foreign subsidiaries. We intend to permanently reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate for the years ended December 31, 2022 and 2021 primarily due to the following:

	2022	2021
Income tax benefit	$(4,653,011)	$(4,687,744)
State and provincial income tax, net of federal benefit	(1,031,963)	(1,157,840)
Permanent differences	(60,904)	202,583
US-Foreign rate differential	(65,058)	39,045
Other, net	483,873	(299,071)
	$(5,327,063)	$(5,903,027)
Change in valuation allowance	5,327,063	5,903,027
Total income tax	$-	$-

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

As of December 31, 2022, the Company has domestic net operating loss carryforwards of approximately $97 million, after consideration of limitations pursuant to section 382, to offset future federal taxable income, which begin to expire in 2033. As of December 31, 2022, the Company has domestic net operating loss carryforwards of approximately $69 million, which can be carried forward indefinitely. The future utilization of certain historic net operating loss and tax credit carryforwards, however, is subject to annual use limitations based on the change in stock ownership rules of Internal Revenue Code Sections 382 and 383. The Company experienced a change in ownership under these rules during 2012 and revised its calculation of net operating loss carryforwards based on annual limitation rules. The Company also has foreign research and development loss carryforwards totaling approximately $12 million and foreign research and development expense tax credits of approximately $2 million as of December 31, 2022, which expire at various times commencing in 2023. Since the Company has incurred only losses from inception and there is uncertainty related to the ultimate use of the loss carryforwards and tax credits, a valuation allowance has been recognized to offset the Company’s deferred tax assets, and no benefit for income taxes has been recorded.

The IRS recently released guidance which modifies the procedures for taxpayers that incur specified research or experimental (R&E) expenditures to change their method of accounting to comply with the new capitalization and amortization rules provided in Section 174, as revised by the Tax Cuts and Jobs Act. The new Section 174 rules require taxpayers to capitalize and amortize specified R&E expenditures over a period of five years (for domestic research) or 15 years (for foreign research), beginning with the midpoint of the taxable year in which the expenses are paid or incurred. The impact will be to defer the tax benefit of R&E expenditures.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$28,188,265	$23,216,863
Foreign research and development tax credit carryforwards	2,454,756	2,428,663
Property and equipment	(249,382)	145,530
Intangibles and other	3,658,921	2,934,441
Total deferred tax assets	$34,052,560	$28,725,497
Valuation allowance	(34,052,560)	(28,725,497)
Net deferred tax assets	$-	$-

10. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at December 31, 2022, will not have a material adverse effect on the Company’s financial position or results of operations.

Lease commitments

Lease expense for the years ended December 31, 2022 and 2021, amounted to $86 thousand and $84 thousand, respectively. As of December 31, 2022, the weighted average remaining lease term of the Company’s operating leases was 26 years. Lease payments included in operating cash flows totaled $84 thousand and $84 thousand for the years ended December 31, 2022 and 2021, respectively.

The table below summarizes the Company’s lease obligations as of December 31, 2022 and 2021:

	Lease Liability at December 31,
	2022	2021
Total leases	$224,058	$290,327
Less: current portion	(20,831)	(66,269)
Long-term leases	$203,227	$224,058

The Company used a weighted average discount rate of 8% in calculating the net present value of the future lease payments. The current portion of the lease liability is included as a component of other current liabilities in the consolidated balance sheets.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2022 and 2021

Remaining payments under leases are as follows as of December 31, 2022:

Year	Amount
2023	$33,873
2024	17,481
2025	18,006
2026	18,546
2027	19,102
Thereafter	564,225
Total lease payments	671,233
Less: imputed interest	(447,175)
Total operational lease liabilities	$224,058

11. Retirement plan

The Company has a savings and retirement plan for its US employees that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees and provides for voluntary contributions by participating employees up to the maximum contribution allowed under the Internal Revenue Code. Contributions by the Company can be made, as determined by the Board of Directors, provided the amount does not exceed the maximum permitted by the Internal Revenue Code. Company contributions made and expensed in operations in connection with the plan during the years ended December 31, 2022 and 2021, amounted to $94 thousand and $81 thousand, respectively.

The Company also has a Registered Retirement Savings Plan for its Canadian employees. Company contributions made and expensed in operations in connection with the plan during the years ended December 31, 2022 and 2021, amounted to $44 thousand and $38 thousand, respectively.

12. Related Party Agreement

Letter Agreement with Third Security

On July 30, 2021, the Company entered into an agreement with TS Aquaculture LLC and certain of its affiliates (“TS Aquaculture”) that required the Company to file a registration statement to register the Company’s shares held by TS Aquaculture. The registration statement was filed on August 5, 2021 and TS Aquaculture completed a transaction to sell 12,880,000 shares of common stock of the Company on November 23, 2021. TS Aquaculture ceased being a related party after completing the sale. TS Aquaculture agreed to pay all expenses incurred in connection with these transactions, which totaled $418 thousand and is included in prepaid and other current assets in the consolidated financial statements as of December 31, 2021. The receivable balance was received in full from TS Aquaculture in 2022.