Form 10-Q
period 2023-03-31
AquaBounty Technologies, Inc.
filed 2023-05-04
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes  ☐    No ☒

At May 3, 2023, the registrant had 71,345,649 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than present and historical facts and conditions contained in the Quarterly Report on Form 10-Q, are forward looking statements, including statements regarding the implementation and likelihood of achieving our business plan; statements regarding future capital requirements, revenue, expenses and operating results, as well as the impact of inflation; our plans for development of new farms and renovations to existing farms (including costs, timing, locations, third-party involvement and output therefrom); our cash position and ability to raise additional capital to finance our activities and the terms of such financing; and statements regarding compliance with the listing rules of Nasdaq. We sometimes use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions to identify forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: the potential for delays and increased costs related to construction of our new farms and renovations to existing farms; a failure to raise additional capital to finance our activities on acceptable terms; a failure to consummate the proposed bond financing on acceptable terms; an inability to produce and sell our products in sufficient volume and at acceptable cost and prices; any inability to protect our intellectual property and other proprietary rights and technologies; the effects of changes in applicable laws, regulations and policies; our ability to secure any necessary regulatory approvals; the degree of market acceptance of our products our failure to retain and recruit key personnel; the price and volatility of our common stock; and other risks identified in the section titled “Risk Factors” in our most recently filed annual report on 10-K, as updated by our subsequent filings with the SEC. New risks emerge from time to time, and it is not possible for us to predict all such risks. Given these risks and uncertainties, may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you are cautioned not to place undue reliance on such forward-looking statements.

These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$72,776,543	$101,638,557
Inventory	2,376,207	2,276,592
Prepaid expenses and other current assets	2,290,836	2,133,583
Total current assets	77,443,586	106,048,732

Property, plant and equipment, net	127,357,662	106,286,186
Right of use assets, net	206,734	222,856
Intangible assets, net	214,713	218,139
Restricted cash	1,000,000	1,000,000
Other assets	65,162	64,859
Total assets	$206,287,857	$213,840,772

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$10,836,269	$12,000,592
Accrued employee compensation	704,925	1,021,740
Current debt	2,377,781	2,387,231
Other current liabilities	4,631	20,830
Total current liabilities	13,923,606	15,430,393

Long-term lease obligations	202,103	203,227
Long-term debt, net	6,526,105	6,286,109
Total liabilities	20,651,814	21,919,729

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 71,338,938 and 71,110,713 shares outstanding at March 31,
2023 and December 31, 2022, respectively	71,339	71,111
Additional paid-in capital	385,585,097	385,388,684
Accumulated other comprehensive loss	(512,348)	(516,775)
Accumulated deficit	(199,508,045)	(193,021,977)
Total stockholders' equity	185,636,043	191,921,043

Total liabilities and stockholders' equity	$206,287,857	$213,840,772

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Product revenues	$397,846	$962,881

Costs and expenses
Product costs	3,559,240	3,275,690
Sales and marketing	198,285	247,572
Research and development	122,917	167,189
General and administrative	3,000,482	2,376,236
Total costs and expenses	6,880,924	6,066,687

Operating loss	(6,483,078)	(5,103,806)

Other expense
Interest expense	(66,274)	(75,288)
Other income, net	63,284	67,368
Total other expense	(2,990)	(7,920)

Net loss	$(6,486,068)	$(5,111,726)

Other comprehensive income (loss):
Foreign currency translation gain	4,427	82,905
Unrealized loss on marketable securities	—	(114,065)
Total other comprehensive income (loss)	4,427	(31,160)

Comprehensive loss	$(6,481,641)	$(5,142,886)

Basic and diluted net loss per share	$(0.09)	$(0.07)
Weighted average number of Common Shares -
basic and diluted	71,169,277	71,004,454

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2021	71,025,738	$71,026	$384,852,107	$(255,588)	$(170,864,782)	$213,802,763
Net loss					(5,111,726)	(5,111,726)
Other comprehensive loss				(31,160)		(31,160)
Share based compensation	83,963	84	211,244			211,328
Balance at March 31, 2022	71,109,701	$71,110	$385,063,351	$(286,748)	$(175,976,508)	$208,871,205

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2022	71,110,713	$71,111	$385,388,684	$(516,775)	$(193,021,977)	$191,921,043
Net loss					(6,486,068)	(6,486,068)
Other comprehensive income				4,427		4,427
Share based compensation	228,225	228	196,413			196,641
Balance at March 31, 2023	71,338,938	$71,339	$385,585,097	$(512,348)	$(199,508,045)	$185,636,043

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(6,486,068)	$(5,111,726)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	531,726	490,563
Share-based compensation	196,641	211,328
Other non-cash charge	3,834	4,251
Changes in operating assets and liabilities:
Inventory	(99,936)	(411,794)
Prepaid expenses and other assets	(155,167)	(139,671)
Accounts payable and accrued liabilities	184,232	(6,949)
Accrued employee compensation	(316,815)	(362,416)
Net cash used in operating activities	(6,141,553)	(5,326,414)

Investing activities
Purchases of and deposits on property, plant and equipment	(22,931,293)	(5,762,143)
Maturities of marketable securities	—	45,915,851
Purchases of marketable securities	—	(47,621,291)
Other investing activities	(3,959)	—
Net cash used in investing activities	(22,935,252)	(7,467,583)

Financing activities
Proceeds from issuance of debt	394,156	—
Repayment of term debt	(179,392)	(159,304)
Net cash provided by (used in) financing activities	214,764	(159,304)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	8,106
Net change in cash, cash equivalents and restricted cash	(28,862,014)	(12,945,195)
Cash, cash equivalents and restricted cash at beginning of period	102,638,557	89,454,988
Cash, cash equivalents and restricted cash at end of period	$73,776,543	$76,509,793

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$72,776,543	$75,509,793
Restricted cash	1,000,000	1,000,000
Total cash, cash equivalents and restricted cash	$73,776,543	$76,509,793

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$62,439	$71,037
Property and equipment included in accounts payable and accrued liabilities	$9,216,027	$1,507,514

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the condensed consolidated financial statements

(unaudited)

1. Nature of business and organization

AquaBounty Technologies, Inc. (the “Parent” and, together with its wholly owned subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm-raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional Atlantic salmon. In 2015, the Parent obtained regulatory approval from the U.S. Food and Drug Administration for the production and sale of its genetically engineered AquAdvantage salmon product (“GE Atlantic salmon”) in the United States and in 2016, the Parent obtained regulatory approval from Health Canada for the production and sale of its GE Atlantic salmon product in Canada. In 2021, the Parent obtained regulatory approval from the National Biosafety Technical Commission for the sale of its GE Atlantic salmon product in Brazil. In 2021, the Company began harvesting and selling its GE Atlantic salmon in the United States and Canada.

2. Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2023, results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Liquidity

The Company had $73.8 million in cash and cash equivalents, and restricted cash as of March 31, 2023. The Company’s plans include the continued construction of a 10,000 metric ton salmon farm in Ohio at a total project cost that is estimated to be between $375 million and $395 million, of which $99 million has been expended as of March 31, 2023. The Company plans to use cash-on-hand and debt financing to fund the remaining construction cost of the Ohio farm. While the Company has committed a significant amount of its current cash to fund a portion of the project, if necessary, management can utilize that cash for working capital purposes and therefore, management believes that it has sufficient cash to meet the Company's requirements beyond the next twelve months from the filing date of these condensed consolidated financial statements. However, until such time as the Company reaches profitability, it will require additional financing to fund its operations and execute its business plan.

Inventories

Inventories are mainly comprised of feed, eggs, fry, fish in process and fish for sale. Fish in process inventory is a biological asset that is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. The Company measures inventory at the lower of cost or net realizable value (“NRV”), where NRV is defined as the estimated market price, less the estimated costs of processing, packaging and transportation. The Company considers fish that has been harvested and transported from its farm to be fish for sale.

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

During the period ended March 31, 2023 and 2022, the Company recognized the following product revenue:

	Three Months Ended March 31, 2023
	U.S.	Canada	Total
GE Atlantic salmon	$392,428	$-	$392,428
Non-GE Atlantic salmon eggs	-	730	730
Non-GE Atlantic salmon fry		730	730
Other revenue	-	3,958	3,958
Total Revenue	$392,428	$5,418	$397,846

	Three Months Ended March 31, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$788,977	$131,860	$920,837
Non-GE Atlantic salmon eggs	-	-	-
Non-GE Atlantic salmon fry	-	41,807	41,807
Other revenue	-	237	237
Total Revenue	$788,977	$173,904	$962,881

During the period ended March 31, 2023 and 2022, the Company had the following customer concentration of revenue:

	Three Months Ended March 31
	2023	2022
Customer A	54%	34%
Customer B	24%	21%
Customer C	15%	14%
All other	7%	31%
Total of all customers	100%	100%

Net loss per share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per share is based solely on the number of shares of common stock outstanding during the year. Fully diluted net loss per share includes the number of shares of common stock issuable upon the exercise or vesting of equity instruments with an exercise price less than the fair value of the common stock. Since the Company is reporting a net loss for all periods presented, all potential shares of common stock are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
Weighted Average Outstanding	2023	2022
Stock options	840,110	768,303
Warrants	209,221	418,441
Unvested stock awards	301,474	124,873

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions and investing cash equivalents with maturities of less than 90 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $488 thousand and $518 thousand as of March 31, 2023 and December 31, 2022, respectively. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. As of March 31, 2023 and December 31, 2022 the cash equivalent investment balance was $651 thousand and $10.6 million, respectively.

4. Inventory

Major classifications of inventory are summarized as follows:

	March 31, 2023	December 31, 2022
Feed	$282,620	366,957
Eggs and fry	106,250	22,140
Fish in process	1,932,745	1,869,387
Fish for sale	54,592	18,108
Inventory	$2,376,207	2,276,592

5. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	March 31, 2023	December 31, 2022
Land	$2,968,937	$2,968,561
Building and improvements	15,605,291	15,535,904
Construction in process	100,226,546	78,806,762
Equipment	17,358,133	17,259,301
Office furniture and equipment	271,449	258,972
Vehicles	106,200	106,074
Total property and equipment	$136,536,556	$114,935,574
Less accumulated depreciation and amortization	(9,178,894)	(8,649,388)
Property, plant and equipment, net	$127,357,662	$106,286,186

Depreciation expense was $525 thousand and $484 thousand, for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, construction in process included $95.6 million, $3.4 million, and $1.2 million for construction related to the Ohio, Rollo Bay and Indiana farm sites, respectively. An additional $36.5 million has been contractually committed for these farm sites as of March 31, 2023.

6. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	March 31, 2023	December 31, 2022
ACOA AIF Grant	0%	Royalties	-	$2,122,348	$2,119,476
ACOA term loan #1	0%	C$3,120	Feb 2027	108,397	115,158
ACOA term loan #2	0%	C$4,630	Sep 2029	266,853	276,743
ACOA term loan #3	0%	C$6,945	Dec 2025	169,353	184,500
Kubota Canada Ltd	0%	C$1,142	Jan 2025	18,573	21,077
DFO term loan	0%	C$16,865	Jan 2034	1,254,896	854,885
Finance PEI term loan	4%	C$16,313	Nov 2023	1,736,008	1,752,547
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	3,275,690	3,401,019
Total debt				$8,952,118	$8,725,405
less: debt issuance costs				(48,232)	(52,065)
less: current portion				(2,377,781)	(2,387,231)
Long-term debt, net				$6,526,105	$6,286,109

Estimated principal payments remaining on debt outstanding are as follows:

Total
2023 remaining	$2,225,269
2024	732,763
2025	830,977
2026	800,284
2027	810,753
Thereafter	3,552,072
Total	$8,952,118

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with the Department of Fisheries and Ocean's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On March 28, 2023, the Canadian Subsidiary borrowed an additional C$539,718 ($394,156) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in August 2024, with maturity in January 2034.

In August 2020, the Indiana Subsidiary entered into a term loan agreement with First Farmers Bank and Trust (“FFBT”) in the amount of $4 million, which is secured by the assets of the Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At March 31, 2023, the Indiana subsidiary was in compliance with its loan covenants.

The Company recognized interest expense of $66 thousand and $75 thousand for the three months ended March 31, 2023 and 2022, respectively, on its interest-bearing debt.

7. Leases

Lease expense for the three months ended March 31, 2023 and 2022, amounted to $22 thousand and $21 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 26 years. Lease payments included in operating cash flows totaled $26 thousand and $25 thousand for the three months ended March 31, 2023 and 2022, respectively. The table below summarizes the outstanding lease liabilities at March 31, 2023 and December 31, 2022:

	Lease Liability
	March 31, 2023	December 31, 2022
Total leases	$206,734	$224,058
Less: current portion	(4,631)	(20,831)
Long-term leases	$202,103	$203,227

Remaining payments under leases are as follows:

Year	Amount
2023 remaining	$12,729
2024	17,481
2025	18,006
2026	18,546
2027	19,103
Thereafter	564,225
Total lease payments	650,090
Less: imputed interest	(443,356)
Total operational lease liabilities	$206,734

8. Stockholders’ equity

Warrants

At March 31, 2023 and December 31, 2022, there were zero and 418,441 warrants outstanding, respectively, which were issued in conjunction with a public equity offering in January 2018. All outstanding warrants expired on January 17, 2023.

Share-based compensation

At March 31, 2023, the Company has reserved 840,110 and 403,232 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively under its 2006 and 2016 Equity Incentive Plans. An additional 533 shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

A summary of the Company’s unvested stock awards for the three months ended March 31, 2023, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2022	199,454	$1.86
Granted	452,087	0.65
Vested	(248,047)	1.28
Forfeited	—	—
Unvested at March 31, 2023	403,494	$0.87

During the three months ended March 31, 2023 and 2022, the Company expensed $155 thousand and $168 thousand, respectively, related to the stock awards. At March 31, 2023, the balance of unearned share-based compensation to be expensed in future periods related to the stock awards is $130 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	840,110	$3.58
Issued	—	—
Exercised	—	—
Outstanding at March 31, 2023	840,110	$3.58
Exercisable at March 31, 2023	705,942	$3.90

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested daily over one to three years and are exercisable for a term of ten years from the date of issuance. There were no stock options granted during the three months ended March 31, 2023.

The total intrinsic value of all options outstanding was $0 at March 31, 2023 and December 31, 2022. The total intrinsic value of exercisable options was $0 at March 31, 2023 and December 31, 2022.

The following table summarizes information about options outstanding and exercisable at March 31, 2023:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
$1.49 - $2.50	715,985	6.9	591,820
$5.44 - $6.72	45,235	7.3	35,232
$7.50 - $10.80	12,303	0.7	12,303
$14.20 - $23.40	66,587	3.0	66,587
	840,110		705,942

Total share-based compensation on stock options amounted to $41 thousand and $43 thousand for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $192 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2.2 years.

9. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at March 31, 2023, will not have a material adverse effect on the Company’s financial position or results of operations.

10. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the three months ended March 31, 2023 and is forecasting additional losses through the remainder of the year ending December 31, 2023, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2023, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 7, 2023.

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

COVID-19

Although the COVID-19 pandemic has diminished in the United States and other parts of the world as vaccines have become more readily available, supply chain disruptions that began during the pandemic continue to impact pricing and material availability. We have experienced delays and cost increases in capital projects and continue to experience extended lead times on equipment purchases.

Inflation

Recently elevated global inflation rates continue to impact all areas of our business. We are experiencing higher costs for farming supplies, transportation costs, wage rates, and other direct operating expenses. Additionally, inflation has impacted the cost estimates for our Ohio farm project, which is expected to be in the range of $375 million to $395 million. We expect inflation to continue to negatively impact our results of operations for the near-term.

Revenue

We currently generate product revenue through the sales of our GE Atlantic salmon, conventional Atlantic salmon eggs and fry, and salmon byproducts. We measure our harvest volume of GE Atlantic salmon in terms of metric tons (“mt”) of live weight taken out of the water. We expect revenues to grow modestly in 2023. We believe that our future revenues will depend upon the number and capacity of grow-out farms we have in operation and the market acceptance we achieve.

Product Costs

Product costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs is absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish biomass. The costs that are not absorbed into inventory, as well as any net realizable value inventory adjustments, are classified as product costs. Our product costs also include the labor and related costs to maintain our salmon broodstock.

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

Other Expense

Interest expense includes the interest on our outstanding loans and the amortization of debt issuance costs. Other income includes interest income, less bank charges, fees, miscellaneous gains or losses on asset disposals and realized gains or losses on investments.

Results of Operations

Comparison of the three months ended March 31, 2023, to the three months ended March 31, 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
	(unaudited)
Product revenue	$398	$963	(565)	(59)%
Operating expenses:
Product costs	3,559	3,276	283	9%
Sales and marketing	198	248	(50)	(20)%
Research and development	123	167	(44)	(26)%
General and administrative	3,001	2,376	625	26%
Operating loss	6,483	5,104	1,379	27%
Other expense	3	8	(5)	(63)%
Net loss	$6,486	$5,112	1,374	27%

Product Revenue

	Three Months Ended March 31,			%
	2023	2022	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt)	66	133	(67)	(50)%
Product revenue
GE Atlantic salmon revenue	$392	$921	$(529)	(57)%
Non-GE Atlantic salmon revenue	2	42	(40)	(95)%
Other revenue	4	-	4	—%
Total product revenue	$398	$963	$(565)	(59)%

The decrease in revenue during the current period was due primarily to a combination of a decrease in harvest volume at our Indiana farm, as we continue to make repairs to its processing building, and the transition of our Rollo Bay farm from production grow-out to broodstock maintenance. Additionally, sales of conventional eggs and fry from the Rollo Bay farm were lower in the current period due to the timing of shipments. We expect revenues for the remainder of 2023 to grow slowly as the Indiana farm repairs are completed, and to be impacted by normal seasonal demand and fluctuating market prices.

Product Costs

Product costs for the three months ended March 31, 2023, were up from the corresponding period in 2022, due to a higher level of biomass at the Indiana farm as a result of the current harvesting limitations. Total product costs were higher in the current period due to headcount additions, feed costs, repairs and other direct supplies.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2023, were down from the corresponding period in 2022 due to decreases in marketing programs.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023, were down from the corresponding period in 2022 primarily due to the receipt of provincial government grant funds in support of local hiring. Gross research and development expenses for the current period, excluding the grant funds were $219 thousand versus $178 thousand in the corresponding period in 2022.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023, were up from the corresponding period in 2022 due to an increase in state excise tax liabilities, legal fees and personnel costs.

Total Other Expense

Total other expense is comprised of interest on debt and bank charges, less interest income for the three months ended March 31, 2023 and 2022.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,		Dollar	%
	2023	2022	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(6,142)	$(5,326)	(816)	15%
Investing activities	(22,935)	(7,468)	(15,467)	207%
Financing activities	215	(159)	374	(235)%
Effect of exchange rate changes on cash	-	8	(8)	(100)%
Net decrease in cash	$(28,862)	$(12,945)	(15,917)	123%

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was primarily comprised of our $6.5 million net loss, offset by non-cash depreciation and stock compensation charges of $728 thousand and increased by working capital uses of $388 thousand. Net cash used in operating activities during the three months ended March 31, 2022 was primarily comprised of our $5.1 million net loss, offset by non-cash depreciation and stock compensation charges of $702 thousand and increased by working capital uses of $921 thousand.

Spending on operations increased in the current period due to increases in state excise tax liabilities, compensation costs and production activities at our Indiana farm site. Cash used by working capital increased in the current period due to increases in inventory and prepaid expenses and a decrease in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, we used $22.9 million for construction activities at our farm sites and the purchase of equipment. During the same period in 2022, we used $5.8 million for construction activities at our farm sites and the purchase of equipment, and $1.7 million on net marketable securities purchases. We expect expenditures on capital projects to increase in future periods as we continue construction of our Ohio farm.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, we received $394 thousand from new debt and made $179 thousand in debt repayments. During the same period in 2022, we made a $159 thousand in debt repayments.

Future Capital Requirements

We have $73.8 million in cash and cash equivalents, and restricted cash as of March 31, 2023. Our plans include the continued construction of a 10,000 metric ton salmon farm in Ohio at a total project cost that is estimated to be between $375 million and $395 million, of which $99 million has been expended as of March 31, 2023. We plan to use cash-on-hand and debt financing to fund the remaining construction of our Ohio farm. While we have committed a significant amount of our current cash to fund a portion of the project, if necessary, we can utilize that cash for working capital purposes, and therefore we believe we have sufficient cash to meet our requirements for at least the next twelve months from the filing date of these condensed consolidated financial statements.

In 2020, we entered into a term loan agreement with First Farmers Bank and Trust in the amount of $4 million, which is secured by the assets of our Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At March 31, 2023, the Indiana subsidiary was in compliance with its loan covenants.

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

There have been no material changes to these estimates, or the policies related to them, during the three months ended March 31, 2023. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following sections provide quantitative information on our exposure to interest rate risk and foreign currency exchange risk. We make use of sensitivity analyses, which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of March 31, 2023, and December 31, 2022, we had $5.0 million and $5.1 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers’ Bank and Trust which has a rate reset in July 2025.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended March 31, 2023, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 7, 2023, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. In evaluating our business, you should carefully review the risks described in our Annual Report on Form 10-K, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below, elsewhere in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” for information relating to these forward-looking statements.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Even though our common stock is traded on the Nasdaq Capital Market, we cannot assure you that we will be able to comply with standards necessary to maintain such listing, which may result in our common stock being delisted from the Nasdaq Capital Market. If our common stock were no longer listed on the Nasdaq Capital Market, investors would experience impaired liquidity for our common stock, not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. For example, investors might only be able to trade on one of the over-the-counter markets. In addition, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•a limited amount of news and analyst coverage for us; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

On October 31, 2022, we received a letter (the “Notice”) from The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that, because the closing bid price for our common stock, par value $0.001 per share, had been below $1.00 per share for the previous 30 consecutive business days, it no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. The Notice had no immediate effect on our listing on the Nasdaq Capital Market or on the trading of our Common Stock. The Notice provided us with a compliance period of 180 calendar days, or until May 1, 2023, to regain compliance. We were unable to regain compliance with the bid price requirement by May 1, 2023. However, on May 2, 2023, we received a notice from Nasdaq granting us an additional 180 calendar days, or until October 30, 2023, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the Nasdaq Capital Market. Nasdaq determined that we are eligible for the second compliance period due to us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

To regain compliance during the additional time period, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten (10) consecutive business days. We intend to monitor the closing bid price of the common stock and may, if appropriate, evaluate various courses of action to regain compliance. If we fail to regain compliance during the second compliance period, our common stock will be subject to delisting by Nasdaq. At that time, we would have the ability to appeal the determination to a Hearings Panel. There can be no assurance that we will regain compliance or otherwise maintain compliance with the other listing requirements. If we fail in the future to comply with Nasdaq listing rules, it could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter markets.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp., and on May 1, First Republic, were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

We currently have cash and cash equivalents deposited in Citizens Bank representing 96% of our total amounts and significantly in excess of federally insured levels. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our uninsured deposits at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners and employees, which could have an adverse effect on our business and financial condition.

High customer concentration exposes us to various risks faced by our major customers and may subject us to significant fluctuations or declines in revenues.

A limited number of our major customers have contributed a significant portion to our revenues in the past. Our revenue from the top three largest customers accounted for approximately 68% and 78% of our total revenues in the fiscal years ended December 31, 2022 and 2021, respectively. Although we continually seek to diversify our customer base, we cannot assure you that the proportion of the revenue contribution from these customers to our total revenues will decrease in the near future. Dependence on a limited number of major customers will expose us to the risks of substantial losses and may increase our accounts receivable and extend its turn-over days if any of them reduces or ceases business with us. Any one of the following events, among others, may cause material fluctuations or declines in our revenues and have a material and adverse effect on our business, financial condition, results of operations and prospects:

•an overall decline in the business of one or more of our significant customers;

•the decision by one or more of our significant customers to switch to our competitors;

•the reduction in the prices for our products agreed by one or more of our significant customers; or

•the failure or inability of any of our significant customers to make timely payment to us.

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
10.1*

Agreement For Architectural/Engineering Services between AquaBounty Farms Ohio LLC and Clark, Richardson and Biskup Consulting Engineers, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 3, 2023).

10.2†	Amended and Restated Employment Agreement, by and between David Frank and AquaBounty Technologies, Inc., dated March 29, 2023.
10.3†	Employment Agreement, by and between Angela Olsen and AquaBounty Technologies, Inc., dated November 1, 2019.
10.4†	Form of Restricted Stock Unit Agreement pursuant to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema document.
101.CAL	XBRL taxonomy extension calculation linkbase document.
101.LAB	XBRL taxonomy label linkbase document.
101.PRE	XBRL taxonomy extension presentation linkbase document.
101.DEF	XBRL taxonomy extension definition linkbase document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

* Incorporated herein by reference as indicated.

† Management contract or compensatory plan or arrangement.

+The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

May 4, 2023	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)