Form 10-Q
period 2023-06-30
AquaBounty Technologies, Inc.
filed 2023-08-01
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes  ☐    No ☒

At July 31, 2023, the registrant had 71,358,249 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: our ability to continue as a going concern; the potential for delays and increased costs related to construction of our new farms and renovations to existing farms; a failure to raise additional capital to finance our activities on acceptable terms; an inability to produce and sell our products in sufficient volume and at acceptable cost and prices; any inability to protect our intellectual property and other proprietary rights and technologies; the effects of changes in applicable laws, regulations and policies; our ability to secure any necessary regulatory approvals; the degree of market acceptance of our products our failure to retain and recruit key personnel; the price and volatility of our common stock; our ability to regain compliance or otherwise maintain compliance with the listing requirements of, and remain listed on, the Nasdaq Capital Market; and other risks identified in our public filings with the Securities and Exchange Commission (“SEC”), including the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, our most recently filed Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as updated by our subsequent filings with the SEC. New risks emerge from time to time, and it is not possible for us to predict all such risks. Given these risks and uncertainties, may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you are cautioned not to place undue reliance on such forward-looking statements.

These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$42,842,280	$101,638,557
Inventory	2,353,616	2,276,592
Prepaid expenses and other current assets	3,375,949	2,133,583
Total current assets	48,571,845	106,048,732

Property, plant and equipment, net	160,174,487	106,286,186
Right of use assets, net	205,565	222,856
Intangible assets, net	211,287	218,139
Restricted cash	1,000,000	1,000,000
Other assets	52,793	64,859
Total assets	$210,215,977	$213,840,772

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$20,875,113	$12,000,592
Accrued employee compensation	943,248	1,021,740
Current debt	2,406,147	2,387,231
Other current liabilities	4,586	20,830
Total current liabilities	24,229,094	15,430,393

Long-term lease obligations	200,979	203,227
Long-term debt, net	6,441,077	6,286,109
Total liabilities	30,871,150	21,919,729

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 71,345,649 and 71,110,713 shares outstanding at June 30,
2023 and December 31, 2022, respectively	71,346	71,111
Additional paid-in capital	385,691,274	385,388,684
Accumulated other comprehensive loss	(401,002)	(516,775)
Accumulated deficit	(206,016,791)	(193,021,977)
Total stockholders' equity	179,344,827	191,921,043

Total liabilities and stockholders' equity	$210,215,977	$213,840,772

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product revenues	$788,430	$1,069,706	$1,186,276	$2,032,587

Costs and expenses
Product costs	3,790,878	3,250,106	7,350,118	6,525,796
Sales and marketing	194,254	349,917	392,539	597,489
Research and development	178,394	208,292	301,311	375,481
General and administrative	3,067,533	2,831,930	6,068,015	5,208,166
Total costs and expenses	7,231,059	6,640,245	14,111,983	12,706,932

Operating loss	(6,442,629)	(5,570,539)	(12,925,707)	(10,674,345)

Other expense
Interest expense	(65,789)	(74,694)	(132,063)	(149,982)
Other (expense) income, net	(328)	109,191	62,956	176,559
Total other (expense) income	(66,117)	34,497	(69,107)	26,577

Net loss	$(6,508,746)	$(5,536,042)	$(12,994,814)	$(10,647,768)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	111,346	(153,602)	115,773	(70,697)
Unrealized gain on marketable securities	—	121,796	—	7,731
Total other comprehensive income (loss)	111,346	(31,806)	115,773	(62,966)

Comprehensive loss	$(6,397,400)	$(5,567,848)	$(12,879,041)	$(10,710,734)

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.18)	$(0.15)
Weighted average number of Common Shares -
basic and diluted	71,344,025	71,068,671	71,256,782	71,036,562

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2021	71,025,738	$71,026	$384,852,107	$(255,588)	$(170,864,782)	$213,802,763
Net loss					(5,111,726)	(5,111,726)
Other comprehensive loss				(31,160)		(31,160)
Share based compensation	83,963	84	211,244			211,328
Balance at March 31, 2022	71,109,701	$71,110	$385,063,351	$(286,748)	$(175,976,508)	$208,871,205
Net loss					(5,536,042)	(5,536,042)
Other comprehensive loss				(31,806)		(31,806)
Exercise of options for common stock	1,012	1	1,537			1,538
Share based compensation			107,280			107,280
Balance at June 30, 2022	71,110,713	$71,111	$385,172,168	$(318,554)	$(181,512,550)	$203,412,175

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2022	71,110,713	$71,111	$385,388,684	$(516,775)	$(193,021,977)	$191,921,043
Net loss					(6,486,068)	(6,486,068)
Other comprehensive income				4,427		4,427
Share based compensation	228,225	228	196,413			196,641
Balance at March 31, 2023	71,338,938	$71,339	$385,585,097	$(512,348)	$(199,508,045)	$185,636,043
Net loss					(6,508,746)	(6,508,746)
Other comprehensive income				111,346		111,346
Share based compensation	6,711	7	106,177			106,184
Balance at June 30, 2023	71,345,649	$71,346	$385,691,274	$(401,002)	$(206,016,791)	$179,344,827

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(12,994,814)	$(10,647,768)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,066,476	988,292
Share-based compensation	302,825	318,608
Other non-cash charge	9,408	14,860
Changes in operating assets and liabilities:
Inventory	(74,789)	(661,090)
Prepaid expenses and other assets	(1,225,343)	(2,883,505)
Accounts payable and accrued liabilities	748,443	1,705,335
Accrued employee compensation	(78,492)	(91,140)
Net cash used in operating activities	(12,246,286)	(11,256,408)

Investing activities
Purchases of and deposits on property, plant and equipment	(46,586,998)	(30,472,704)
Maturities of marketable securities	—	120,047,915
Purchases of marketable securities	—	(47,621,291)
Other investing activities	(3,263)	12,500
Net cash (used in) provided by investing activities	(46,590,261)	41,966,420

Financing activities
Proceeds from issuance of debt	394,156	42,338
Repayment of term debt	(359,704)	(318,600)
Proceeds from the exercise of stock options and warrants	—	1,538
Net cash provided by (used in) financing activities	34,452	(274,724)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,818	(1,387)
Net change in cash, cash equivalents and restricted cash	(58,796,277)	30,433,901
Cash, cash equivalents and restricted cash at beginning of period	102,638,557	89,454,988
Cash, cash equivalents and restricted cash at end of period	$43,842,280	$119,888,889

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$42,842,280	$118,888,889
Restricted cash	1,000,000	1,000,000
Total cash, cash equivalents and restricted cash	$43,842,280	$119,888,889

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$124,430	$141,490
Property and equipment included in accounts payable and accrued liabilities	$18,682,066	$3,758,842

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

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative operating losses and negative cash flows from operations and expects that this will continue for the foreseeable future. As of June 30, 2023, the Company has $43.8 million in cash and cash equivalents, and restricted cash, a significant portion of which is required to fund its current liabilities and other contractual obligations.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and there can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

3. Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2023, results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

Revenue recognition

The Company is comprised of one reporting segment and generates revenue from the sale of its products. Revenue is recognized when the customer takes physical control of the goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. Revenue excludes any sales tax collected and includes any estimate of future credits.

During the period ended June 30, 2023, the Company recognized the following product revenue:

	Three Months Ended June 30, 2023
	U.S.	Canada	Total
GE Atlantic salmon	$754,310	$-	$754,310
Non-GE Atlantic salmon eggs	-	-	-
Non-GE Atlantic salmon fry		33,527	33,527
Other revenue	-	593	593
Total Revenue	$754,310	$34,120	$788,430

	Six Months Ended June 30, 2023
	U.S.	Canada	Total
GE Atlantic salmon	$1,146,738	$-	$1,146,738
Non-GE Atlantic salmon eggs	-	730	730
Non-GE Atlantic salmon fry		34,257	34,257
Other revenue	-	4,551	4,551
Total Revenue	$1,146,738	$39,538	$1,186,276

During the period ended June 30, 2022, the Company recognized the following product revenue:

	Three Months Ended June 30, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$812,415	$207,854	$1,020,269
Non-GE Atlantic salmon eggs	-	46,692	46,692
Non-GE Atlantic salmon fry	-	(8,712)	(8,712)
Other revenue	-	11,457	11,457
Total Revenue	$812,415	$257,291	$1,069,706

	Six Months Ended June 30, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$1,601,392	$339,714	$1,941,106
Non-GE Atlantic salmon eggs	-	46,692	46,692
Non-GE Atlantic salmon fry	-	33,095	33,095
Other revenue	-	11,694	11,694
Total Revenue	$1,601,392	$431,195	$2,032,587

During the period ended June 30, 2023 and 2022, the Company had the following customer concentration of revenue:

	Three Months Ended June 30,
	2023	2022
Customer A	45%	39%
Customer B	23%	18%
Customer C	12%	14%
All other	20%	29%
Total of all customers	100%	100%

	Six Months Ended June 30,
	2023	2022
Customer A	48%	37%
Customer B	23%	19%
Customer C	13%	12%
All other	16%	32%
Total of all customers	100%	100%

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended June 30,
Weighted Average Outstanding	2023	2022
Stock options	978,350	869,683
Warrants	-	418,441
Unvested stock awards	531,996	185,611

	Six Months Ended June 30,
Weighted Average Outstanding	2023	2022
Stock options	909,612	800,930
Warrants	36,989	418,441
Unvested stock awards	393,368	145,440

Accounting Pronouncements

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.

4. Risks and uncertainties

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions and investing cash equivalents with maturities of less than 90 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $436 thousand and $518 thousand as of June 30, 2023 and December 31, 2022, respectively. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. As of June 30, 2023 and December 31, 2022 the cash equivalent investment balance was $0 and $10.6 million, respectively.

5. Inventory

Major classifications of inventory are summarized as follows:

	June 30, 2023	December 31, 2022
Feed	$298,608	366,957
Eggs and fry	62,980	22,140
Fish in process	1,802,187	1,869,387
Fish for sale	189,841	18,108
Inventory	$2,353,616	2,276,592

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	June 30, 2023	December 31, 2022
Land	$2,974,834	$2,968,561
Building and improvements	15,707,344	15,535,904
Construction in process	133,079,715	78,806,762
Equipment	17,777,275	17,259,301
Office furniture and equipment	222,429	258,972
Vehicles	108,170	106,074
Total property and equipment	$169,869,767	$114,935,574
Less accumulated depreciation and amortization	(9,695,280)	(8,649,388)
Property, plant and equipment, net	$160,174,487	$106,286,186

Depreciation expense was $1.1 million and $975 thousand, for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, construction in process included $127.2 million, $4.0 million, and $1.9 million for construction related to the Ohio, Rollo Bay and Indiana farm sites, respectively. The Company is contractually committed for an additional $26.1 million as of June 30, 2023 for these projects.

7. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	June 30, 2023	December 31, 2022
ACOA AIF Grant	0%	Royalties	-	$2,167,437	$2,119,476
ACOA term loan #1	0%	C$3,120	Feb 2027	103,635	115,158
ACOA term loan #2	0%	C$4,630	Sep 2029	262,039	276,743
ACOA term loan #3	0%	C$6,945	Dec 2025	157,227	184,500
Kubota Canada Ltd	0%	C$1,142	Jan 2025	16,381	21,077
DFO term loan	0%	C$16,865	Jan 2034	1,281,556	854,885
Finance PEI term loan	4%	C$16,313	Nov 2023	1,753,766	1,752,547
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	3,149,614	3,401,019
Total debt				$8,891,655	$8,725,405
less: debt issuance costs				(44,431)	(52,065)
less: current portion				(2,406,147)	(2,387,231)
Long-term debt, net				$6,441,077	$6,286,109

Estimated principal payments remaining on debt outstanding are as follows:

Total
2023 remaining	$2,083,332
2024	736,916
2025	836,570
2026	804,550
2027	814,531
Thereafter	3,615,756
Total	$8,891,655

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

In August 2020, the Indiana Subsidiary entered into a term loan agreement with First Farmers Bank and Trust (“FFBT”) in the amount of $4 million, which is secured by the assets of the Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At June 30, 2023, the Indiana subsidiary was in compliance with its loan covenants.

The Company recognized interest expense of $132 thousand and $150 thousand for the six months ended June 30, 2023 and 2022, respectively, on its interest-bearing debt.

8. Leases

Lease expense for the six months ended June 30, 2023 and 2022, amounted to $44 thousand and $43 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 26 years. Lease payments included in operating cash flows totaled $45 thousand and $42 thousand for the six months ended June 30, 2023 and 2022, respectively. The table below summarizes the outstanding lease liabilities at June 30, 2023 and December 31, 2022:

	Lease Liability
	June 30, 2023	December 31, 2022
Total leases	$205,565	$224,058
Less: current portion	(4,586)	(20,831)
Long-term leases	$200,979	$203,227

Remaining payments under leases are as follows:

Year	Amount
2023 remaining	$8,486
2024	17,481
2025	18,006
2026	18,546
2027	19,103
Thereafter	564,225
Total lease payments	645,847
Less: imputed interest	(440,282)
Total operational lease liabilities	$205,565

9. Stockholders’ equity

Warrants

At June 30, 2023 and December 31, 2022, there were zero and 418,441 warrants outstanding, respectively, which were issued in conjunction with a public equity offering in January 2018. All outstanding warrants expired on January 17, 2023.

Share-based compensation

At June 30, 2023, the Company has reserved 1,535,703 and 711,068 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively under its 2006 and 2016 Equity Incentive Plans. An additional 1,362,607 shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

A summary of the Company’s unvested stock awards for the six months ended June 30, 2023, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2022	199,454	$1.86
Granted	785,417	0.53
Vested	(253,925)	1.27
Forfeited	(19,878)	1.34
Unvested at June 30, 2023	711,068	$0.62

During the six months ended June 30, 2023 and 2022, the Company expensed $225 thousand and $230 thousand, respectively, related to the stock awards. At June 30, 2023, the balance of unearned share-based compensation to be expensed in future periods related to the stock awards is $354 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	840,110	$3.58
Issued	732,966	0.36
Exercised	—	—
Forfeited	(28,370)	0.51
Expired	(9,003)	7.50
Outstanding at June 30, 2023	1,535,703	$2.08
Exercisable at June 30, 2023	732,465	$3.73

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested daily over one to three years and are exercisable for a term of ten years from the date of issuance. There were 732,966 stock options granted during the six months ended June 30, 2023.

The total intrinsic value of all options outstanding was $0 at June 30, 2023 and December 31, 2022. The total intrinsic value of exercisable options was $0 at June 30, 2023 and December 31, 2022.

The following table summarizes information about options outstanding and exercisable at June 30, 2023:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $1.00	708,259	10.0	15,779
$1.49 - $2.50	712,322	6.6	608,922
$5.44 - $9.60	47,735	6.9	40,377
$10.80 - $23.40	67,387	2.7	67,387
	1,535,703		732,465

Total share-based compensation on stock options amounted to $78 thousand and $88 thousand for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $329 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 2 years.

10. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at June 30, 2023, will not have a material adverse effect on the Company’s financial position or results of operations.

11. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the six months ended June 30, 2023 and is forecasting additional losses through the remainder of the year ending December 31, 2023, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2023, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

Overview

We believe that we are a distinctive brand in the field of land-based aquaculture, leveraging decades of technology expertise to deliver innovative solutions that address food insecurity and climate change issues, while improving efficiency and sustainability. We provide fresh Atlantic salmon to nearby markets by raising our fish in carefully monitored land-based fish farms through a safe, secure and sustainable process. Our land-based Recirculating Aquaculture System farms, including our grow-out farm located in Indiana in the United States and our broodstock and egg production farm located on Prince Edward Island in Canada, are close to key consumption markets and are designed to prevent disease and to include multiple levels of fish containment to protect wild fish populations. We are raising nutritious salmon that is free of antibiotics and other contaminants and provides a solution with a reduced carbon footprint without the risk of pollution to marine ecosystems as compared to traditional sea-cage farming. Our primary product is our GE Atlantic salmon, which received FDA approval in 2015 as the first genetically engineered animal available for sale for human consumption. We commenced commercial activities in 2021 with operations in the United States and Canada. We are actively engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

Inflation

Recently elevated global inflation rates continue to impact all areas of our business. We are experiencing higher costs for farming supplies, transportation costs, wage rates, and other direct operating expenses, as well as for capital expenditures related to the construction of our farm in Ohio. We expect inflation to continue to negatively impact our results of operations for the near-term.

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

Results of Operations

Comparison of the three months ended June 30, 2023, to the three months ended June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
	(unaudited)
Product revenue	$788	$1,070	(282)	(26)%
Operating expenses:
Product costs	3,791	3,250	541	17%
Sales and marketing	194	350	(156)	(45)%
Research and development	178	208	(30)	(14)%
General and administrative	3,068	2,832	236	8%
Operating loss	6,443	5,570	873	16%
Total other expense (income)	66	(34)	100	(294)%
Net loss	$6,509	$5,536	973	18%

Product Revenue

	Three Months Ended June 30,			%
	2023	2022	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt)	159	129	30	23%
Product revenue
GE Atlantic salmon revenue	$755	$1,020	$(265)	(26)%
Non-GE Atlantic salmon revenue	33	38	(5)	(13)%
Other revenue	-	12	(12)	(100)%
Total product revenue	$788	$1,070	$(282)	(26)%

The decrease in revenue during the current period was due primarily to a decrease in market prices for Atlantic salmon and partly due to the product mix. Additionally, sales of conventional eggs and fry from the Rollo Bay farm were lower in the current period due to the timing of shipments. We expect revenues for the remainder of 2023 to be impacted by normal seasonal demand and fluctuating market prices.

Product Costs

Product costs for the three months ended June 30, 2023, were up from the corresponding period in 2022, due to a higher level of biomass at the Indiana farm, personnel costs, outside services, feed costs, and other direct supplies.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2023, were down from the corresponding period in 2022 due to decreases in marketing programs.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were down from the corresponding period in 2022 primarily due to decreased technical services and lab costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023, were up from the corresponding period in 2022 due to an increase in state excise tax liabilities, legal fees, audit fees and personnel costs, offset by recruitment fees.

Total Other Expense

Total other expense is comprised of interest on debt and bank charges, less interest income for the three months ended June 30, 2023, 2023 and 2022.

Comparison of the six months ended June 30, 2023, to the six months ended June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
	(unaudited)
Product revenue	$1,186	$2,033	(847)	(42)%
Operating expenses:
Product costs	7,350	6,526	824	13%
Sales and marketing	392	598	(206)	(34)%
Research and development	301	375	(74)	(20)%
General and administrative	6,068	5,208	860	17%
Operating loss	12,925	10,674	2,251	21%
Total other expense (income)	69	(26)	95	(365)%
Net loss	$12,994	$10,648	2,346	22%

Product Revenue

	Six Months Ended June 30,			%
	2023	2022	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt)	225	262	(37)	(14)%
Product revenue
GE Atlantic salmon revenue	$1,147	$1,941	$(794)	(41)%
Non-GE Atlantic salmon revenue	35	80	(45)	(56)%
Other revenue	4	12	(8)	(67)%
Total product revenue	$1,186	$2,033	$(847)	(42)%

The decrease in revenue during the current period was due primarily to a combination of a decrease in harvest volume at our Indiana farm, as repairs were made to its processing building, and the transition of our Rollo Bay farm from production grow-out to broodstock maintenance. Additionally, sales of conventional eggs and fry from the Rollo Bay farm were lower in the current period due to the timing of shipments. We expect revenues for the remainder of 2023 to be impacted by normal seasonal demand and fluctuating market prices.

Product Costs

Product costs for the six months ended June 30, 2023, were up from the corresponding period in 2022, due to a higher level of biomass at the Indiana farm, personnel costs, outside services, feed costs and other direct supplies.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2023, were down from the corresponding period in 2022 due to decreases in marketing programs.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 were down from the corresponding period in 2022 primarily due to the receipt of provincial government grant funds in support of local hiring. Gross research and development expenses for the current period, excluding the grant funds were $414 thousand versus $400 thousand in the corresponding period in 2022.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023, were up from the corresponding period in 2022 due to an increase in state excise tax liabilities, legal fees, audit fees and personnel costs offset by a decrease in recruitment costs.

Total Other Expense

Total other expense is comprised of interest on debt and bank charges, less interest income for the six months ended June 30, 2023, 2023 and 2022.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,		Dollar	%
	2023	2022	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(12,246)	$(11,256)	(990)	9%
Investing activities	(46,590)	41,966	(88,556)	(211)%
Financing activities	34	(275)	309	(112)%
Effect of exchange rate changes on cash	6	(1)	7	(700)%
Net change in cash	$(58,796)	$30,434	(89,230)	(293)%

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023, was primarily comprised of our $13.0 million net loss, offset by non-cash depreciation and stock compensation charges of $1.4 million and increased by working capital uses of $630 thousand. Net cash used in operating activities during the six months ended June 30, 2022, was primarily comprised of our $10.6 million net loss, offset by non-cash depreciation and stock compensation charges of $1.3 million and increased by working capital uses of $1.9 million.

Spending on operations increased in the current period due to increases in state excise tax liabilities, legal fees, audit fees, compensation costs and production activities at our Indiana farm site. Cash used by working capital decreased in the current period due to decreases in uses for receivables and inventory, which was partly offset by decreased sources from accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, we used $46.6 million for construction activities at our farm sites and the purchase of equipment. During the same period in 2022, we used $30.5 million for construction activities at our farm sites and the purchase of equipment, offset by cash provided by the net sale of marketable securities of $72.4 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, we received $394 thousand from new debt and made $360 thousand in debt repayments. During the same period in 2022, we received $42 thousand from new debt and made $319 thousand in debt repayment.

Future Capital Requirements

Since inception, we have incurred cumulative net operating losses and negative cash flows from operations and we expect this to continue for the foreseeable future. As of June 30, 2023, we have $43.8 million in cash and cash equivalents, and restricted cash, a significant portion of which is required to fund our current liabilities and other contractual obligations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

In 2020, we entered into a term loan agreement with First Farmers Bank and Trust in the amount of $4 million, which is secured by the assets of our Indiana subsidiary and a corporate guarantee. The agreement contains certain financial and non-financial covenants, which if not met, could result in an event of default pursuant to the terms of the loan. At June 30, 2023, the Indiana subsidiary was in compliance with its loan covenants.

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

There have been no material changes to these estimates, or the policies related to them, during the six months ended June 30, 2023. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of June 30, 2023, and December 31, 2022, we had $4.9 million and $5.1 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers’ Bank and Trust which has a rate reset in July 2025.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended June 30, 2023, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 7, 2023, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 or our 10-Q for the quarter ended March 31, 2023. In evaluating our business, you should carefully review the risks described in our Annual Report on Form 10-K, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

In the period from incorporation to June 30, 2023, we have incurred cumulative net losses of approximately $206 million. These losses reflect our personnel, research and development, production and marketing costs. Our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly traded company.

As of June 30, 2023, we had $43.8 million in cash and cash equivalents, and restricted cash, a significant portion of which is required to fund current liabilities and other contractual obligations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and there can be no assurance that such capital will be available in sufficient amounts, on terms acceptable to us, or at all. As a result of the going concern uncertainty, there is an increased risk that our investors could lose some or all of their investment in our company.

Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all.

Our strategy depends on our ability to develop and construct additional farms, including our planned Ohio farm. We have begun construction of this farm and its construction, and others in the future, is contingent on a number of significant uncertainties, including those described below. As a result, we may be unable to construct such facilities as planned or at all. We may not be able to obtain the financing necessary to complete construction of our proposed facilities. We estimate that the total project cost for the Ohio farm, including construction, land, insurance and ancillary costs will significantly exceed our previous estimate of $375 million to $395 million, although this figure is likely to continue to change as we finalize the design, finalize bids from contractors and continue with construction. For example, at least partially due to recent inflationary pressures, subcontractors for certain goods and services at our Ohio farm have submitted bids above the levels that we expected. As a result of these increases, and increased interest rates, we have raised our estimate for the total cost for the project and we increased the amount of proposed debt financing. However, there can be no guarantee that our attempts will be successful, and macro-economic conditions could worsen, which could result in further cost increases and further financing and construction-related delays. Recent increases in the construction cost estimate has caused us to put construction on pause until we can evaluate the completion cost estimate and our financing strategy.

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

We may not be able to obtain the approvals and permits that will be necessary in order to construct and operate our facilities as planned. We will need to obtain a number of required permits in connection with the hydrology, construction and operation of our farms, which is often a time-consuming process. We will also need to obtain FDA approval to grow our GE Atlantic salmon in the facility. If we experience delays in obtaining the required approvals and permits for our farms, our expected construction completion date, commercial stocking and first sale of our GE Atlantic salmon may be delayed. If we are unable to obtain the required approvals and permits for our farms, we will not be able to construct the farms. In addition, federal, state and local governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

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

AQUABOUNTY TECHNOLOGIES, INC.

August 1, 2023	/s/ Sylvia Wulf
Sylvia Wulf
President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)