Form 10-Q
period 2023-09-30
AquaBounty Technologies, Inc.
filed 2023-11-07
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes  ☐    No ☒

At November 6, 2023, the registrant had 3,846,772 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: our ability to continue as a going concern; the potential for delays and increased costs related to construction of our new farms and renovations to existing farms; a failure to raise additional capital to finance our activities on acceptable terms; an inability to produce and sell our products in sufficient volume and at acceptable cost and prices; any inability to protect our intellectual property and other proprietary rights and technologies; the effects of changes in applicable laws, regulations and policies; our ability to secure any necessary regulatory approvals and permits; the degree of market acceptance of our products; our failure to retain and recruit key personnel; the price and volatility of our common stock; our ability to maintain compliance with the listing requirements of, and remain listed on, the Nasdaq Capital Market; and other risks identified in our public filings with the Securities and Exchange Commission (“SEC”), including the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, our most recently filed Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as updated by our subsequent filings with the SEC. New risks emerge from time to time, and it is not possible for us to predict all such risks. Given these risks and uncertainties, may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you are cautioned not to place undue reliance on such forward-looking statements.

These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments unless required by federal securities law.

Reverse Stock Split

On October 12, 2023, the stockholders of the Company approved a reverse stock split of the Company’s common stock and the Board of Directors approved a split ratio of 1-for-20. The reverse stock split was implemented on October 16, 2023. In conjunction with the reverse stock split, the number of shares of common stock authorized for issuance was reduced from 150 million to 75 million. All share and per share information, as well as other related information on equity instruments in this Quarterly Report on Form 10-Q have been adjusted to reflect this change. As a result of the reverse stock split, $67,511 was reclassified from common stock to additional paid-in capital.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$16,767,070	$101,638,557
Inventory	1,942,420	2,276,592
Prepaid expenses and other current assets	3,718,087	2,133,583
Total current assets	22,427,577	106,048,732

Property, plant and equipment, net	168,657,134	106,286,186
Right of use assets, net	204,396	222,856
Intangible assets, net	207,861	218,139
Restricted cash	1,000,000	1,000,000
Other assets	49,367	64,859
Total assets	$192,546,335	$213,840,772

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$9,895,839	$12,000,592
Accrued employee compensation	727,743	1,021,740
Current debt	756,559	2,387,231
Other current liabilities	4,540	20,830
Total current liabilities	11,384,681	15,430,393

Long-term lease obligations	199,856	203,227
Long-term debt, net	7,772,695	6,286,109
Total liabilities	19,357,232	21,919,729

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 and 150,000,000 shares authorized at
September 30, 2023 and December 31, 2022, respectively; 3,846,772 and 3,834,383
shares outstanding at September 30, 2023 and December 31, 2022, respectively	3,847	3,834
Additional paid-in capital	385,879,364	385,455,961
Accumulated other comprehensive loss	(539,204)	(516,775)
Accumulated deficit	(212,154,904)	(193,021,977)
Total stockholders' equity	173,189,103	191,921,043

Total liabilities and stockholders' equity	$192,546,335	$213,840,772

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product revenues	$733,133	$653,432	$1,919,409	$2,686,019

Costs and expenses
Product costs	4,096,040	3,518,296	11,446,158	10,044,092
Sales and marketing	191,862	186,393	584,401	783,882
Research and development	184,221	220,598	485,532	596,079
General and administrative	2,334,861	2,264,755	8,402,876	7,472,921
Total costs and expenses	6,806,984	6,190,042	20,918,967	18,896,974

Operating loss	(6,073,851)	(5,536,610)	(18,999,558)	(16,210,955)

Other expense
Interest expense	(63,746)	(72,313)	(195,809)	(222,295)
Other (expense) income, net	(516)	168,796	62,440	345,355
Total other (expense) income	(64,262)	96,483	(133,369)	123,060

Net loss	$(6,138,113)	$(5,440,127)	$(19,132,927)	$(16,087,895)

Other comprehensive loss:
Foreign currency translation loss	(138,202)	(303,725)	(22,429)	(374,422)
Unrealized gain on marketable securities	—	32,370	—	40,101
Total other comprehensive loss	(138,202)	(271,355)	(22,429)	(334,321)

Comprehensive loss	$(6,276,315)	$(5,711,482)	$(19,155,356)	$(16,422,216)

Basic and diluted net loss per share	$(1.60)	$(1.42)	$(4.98)	$(4.20)
Weighted average number of Common Shares -
basic and diluted	3,846,622	3,833,430	3,843,349	3,832,328

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2021	3,830,128	$3,830	$384,919,303	$(255,588)	$(170,864,782)	$213,802,763
Net loss					(5,111,726)	(5,111,726)
Other comprehensive loss				(31,160)		(31,160)
Share based compensation	4,203	4	211,324			211,328
Balance at March 31, 2022	3,834,331	$3,834	$385,130,627	$(286,748)	$(175,976,508)	$208,871,205
Net loss					(5,536,042)	(5,536,042)
Other comprehensive loss				(31,806)		(31,806)
Exercise of options for common stock	52	-	1,538			1,538
Share based compensation			107,280			107,280
Balance at June 30, 2022	3,834,383	$3,834	$385,239,445	$(318,554)	$(181,512,550)	$203,412,175
Net loss					(5,440,127)	(5,440,127)
Other comprehensive loss				(271,355)		(271,355)
Share based compensation			107,641			107,641
Balance at September 30, 2022	3,834,383	$3,834	$385,347,086	$(589,909)	$(186,952,677)	$197,808,334

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2022	3,834,383	$3,834	$385,455,961	$(516,775)	$(193,021,977)	$191,921,043
Net loss					(6,486,068)	(6,486,068)
Other comprehensive income				4,427		4,427
Share based compensation	11,423	12	196,629			196,641
Balance at March 31, 2023	3,845,806	$3,846	$385,652,590	$(512,348)	$(199,508,045)	$185,636,043
Net loss					(6,508,746)	(6,508,746)
Other comprehensive income				111,346		111,346
Share based compensation	336	—	106,184			106,184
Balance at June 30, 2023	3,846,142	$3,846	$385,758,774	$(401,002)	$(206,016,791)	$179,344,827
Net loss					(6,138,113)	(6,138,113)
Other comprehensive loss				(138,202)		(138,202)
Share based compensation	630	1	120,590			120,591
Balance at September 30, 2023	3,846,772	$3,847	$385,879,364	$(539,204)	$(212,154,904)	$173,189,103

See accompanying notes to these condensed interim consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(19,132,927)	$(16,087,895)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,607,260	1,501,381
Share-based compensation	423,416	426,249
Other non-cash charge	13,087	18,997
Changes in operating assets and liabilities:
Inventory	332,314	(857,331)
Prepaid expenses and other assets	(1,570,255)	(2,475,197)
Accounts payable and accrued liabilities	158,108	(369,254)
Accrued employee compensation	(293,997)	(109,841)
Net cash used in operating activities	(18,462,994)	(17,952,891)

Investing activities
Purchases of and deposits on property, plant and equipment	(66,256,590)	(44,882,996)
Maturities of marketable securities	—	149,435,173
Purchases of marketable securities	—	(47,621,291)
Other investing activities	(3,263)	12,500
Net cash (used in) provided by investing activities	(66,259,853)	56,943,386

Financing activities
Proceeds from issuance of debt	394,156	42,338
Repayment of term debt	(542,019)	(478,870)
Proceeds from the exercise of stock options and warrants	—	1,538
Net cash used in financing activities	(147,863)	(434,994)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(777)	(1,869)
Net change in cash, cash equivalents and restricted cash	(84,871,487)	38,553,632
Cash, cash equivalents and restricted cash at beginning of period	102,638,557	89,454,988
Cash, cash equivalents and restricted cash at end of period	$17,767,070	$128,008,620

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$16,767,070	$127,008,620
Restricted cash	1,000,000	1,000,000
Total cash, cash equivalents and restricted cash	$17,767,070	$128,008,620

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$184,497	$209,666
Property and equipment included in accounts payable and accrued liabilities	$8,300,093	$14,496,747

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

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative operating losses and negative cash flows from operations and expects that this will continue for the foreseeable future. As of September 30, 2023, the Company has $17.8 million in cash and cash equivalents, and restricted cash, a significant portion of which is required to fund its current liabilities and other contractual obligations.

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

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2023, results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission (“SEC”) rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Reverse Stock Split

On October 12, 2023, the stockholders of the Company approved a reverse stock split of the Company’s common stock and the Board of Directors approved a split ratio of 1-for-20. The reverse stock split was implemented on October 16, 2023. In conjunction with the reverse stock split, the number of shares of common stock authorized for issuance was reduced from 150 million to 75 million. All share and per share information, as well as other related information on equity instruments in the unaudited condensed consolidated financial statements and accompanying notes have been adjusted to reflect this change. As a result of the reverse stock split, $67,511 was reclassified from common stock to additional paid-in capital.

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

During the period ended September 30, 2023, the Company recognized the following product revenue:

	Three Months Ended September 30, 2023
	U.S.	Canada	Total
GE Atlantic salmon	$632,307	$-	$632,307
Non-GE Atlantic salmon eggs	-	-	-
Non-GE Atlantic salmon fry		88,584	88,584
Other revenue	-	12,242	12,242
Total Revenue	$632,307	$100,826	$733,133

	Nine Months Ended September 30, 2023
	U.S.	Canada	Total
GE Atlantic salmon	$1,779,045	$-	$1,779,045
Non-GE Atlantic salmon eggs	-	730	730
Non-GE Atlantic salmon fry	-	122,841	122,841
Other revenue	-	16,793	16,793
Total Revenue	$1,779,045	$140,364	$1,919,409

During the period ended September 30, 2022, the Company recognized the following product revenue:

	Three Months Ended September 30, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$539,311	$54,764	$594,075
Non-GE Atlantic salmon eggs	-	-	-
Non-GE Atlantic salmon fry	-	48,570	48,570
Other revenue	-	10,787	10,787
Total Revenue	$539,311	$114,121	$653,432

	Nine Months Ended September 30, 2022
	U.S.	Canada	Total
GE Atlantic salmon	$2,140,703	$394,478	$2,535,181
Non-GE Atlantic salmon eggs	-	46,692	46,692
Non-GE Atlantic salmon fry	-	81,665	81,665
Other revenue	-	22,481	22,481
Total Revenue	$2,140,703	$545,316	$2,686,019

During the period ended September 30, 2023 and 2022, the Company had the following customer concentration of revenue:

	Three Months Ended September 30,
	2023	2022
Customer A	36%	36%
Customer B	19%	18%
Customer C	12%	18%
All other	33%	28%
Total of all customers	100%	100%

	Nine Months Ended September 30,
	2023	2022
Customer A	43%	37%
Customer B	18%	18%
Customer C	15%	14%
All other	24%	31%
Total of all customers	100%	100%

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended September 30,
Weighted Average Outstanding	2023	2022
Stock options	76,811	42,544
Warrants	-	20,929
Unvested stock awards	35,085	9,563

	Nine Months Ended September 30,
Weighted Average Outstanding	2023	2022
Stock options	55,922	40,480
Warrants	1,227	20,929
Unvested stock awards	24,869	7,904

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions and investing cash equivalents with maturities of less than 90 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $272 thousand and $518 thousand as of September 30, 2023 and December 31, 2022, respectively. The Company also holds cash equivalent investments in a highly liquid investment account at a major financial institution. As of September 30, 2023 and December 31, 2022 the cash equivalent investment balance was $0 and $10.6 million, respectively.

5. Inventory

Major classifications of inventory are summarized as follows:

	September 30, 2023	December 31, 2022
Feed	$202,015	366,957
Eggs and fry	18,408	22,140
Fish in process	1,635,991	1,869,387
Fish for sale	86,006	18,108
Inventory	$1,942,420	2,276,592

6. Prepaid and other current assets

Major classifications of prepaid and current assets are summarized as follows:

	September 30, 2023	December 31, 2022
Receivables	$613,680	$337,154
Prepaid insurance	502,302	272,958
Prepaid supplies	77,673	55,007
Prepaid professional services	2,474,874	1,446,819
Deposits and other	49,558	21,645
Prepaid expenses and other current assets	$3,718,087	$2,133,583

As of September 30, 2023, prepaid professional services included $2.1 million in legal expenses and fees related to a bond financing transaction for the Ohio farm site. The transaction has not yet completed.

7. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	September 30, 2023	December 31, 2022
Land	$2,967,923	$2,968,561
Building and improvements	15,608,062	15,535,904
Construction in process	142,017,860	78,806,762
Equipment	17,874,176	17,259,301
Office furniture and equipment	220,094	258,972
Vehicles	105,861	106,074
Total property and equipment	$178,793,976	$114,935,574
Less accumulated depreciation and amortization	(10,136,842)	(8,649,388)
Property, plant and equipment, net	$168,657,134	$106,286,186

Depreciation expense was $1.6 million and $1.5 million, for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, construction in process included $136.0 million, $4.2 million, and $1.8 million for construction related to the Ohio, Rollo Bay and Indiana farm sites, respectively. As of September 30, 2023, the Company has outstanding commitments for an additional $30.0 million for these projects, a portion of which are cancellable.

8. Debt

The current material terms and conditions of debt outstanding are as follows:

	Interest rate	Monthly repayment	Maturity date	September 30, 2023	December 31, 2022
ACOA AIF Grant	0%	Royalties	-	$2,114,594	$2,119,476
ACOA term loan #1	0%	C$3,120	Feb 2027	94,217	115,158
ACOA term loan #2	0%	C$4,630	Sep 2029	245,424	276,743
ACOA term loan #3	0%	C$6,945	Dec 2025	138,053	184,500
Kubota Canada Ltd	0%	C$1,142	Jan 2025	13,458	21,077
DFO term loan	0%	C$16,865	Jan 2034	1,250,311	854,885
Finance PEI term loan	4%	C$16,313	Nov 2028	1,692,161	1,752,547
First Farmers Bank & Trust term loan	5.375%	$56,832	Oct 2028	3,021,789	3,401,019
Total debt				$8,570,007	$8,725,405
less: debt issuance costs				(40,753)	(52,065)
less: current portion				(756,559)	(2,387,231)
Long-term debt, net				$7,772,695	$6,286,109

Estimated principal payments remaining on debt outstanding are as follows:

Total
2023 remaining	$184,319
2024	810,698
2025	911,870
2026	884,739
2027	898,763
Thereafter	4,879,618
Total	$8,570,007

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with the Department of Fisheries and Ocean's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). On March 28, 2023, the Canadian Subsidiary borrowed C$539,718 ($394,156) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in August 2024, with maturity in January 2034.

The Company recognized interest expense of $196 thousand and $222 thousand for the nine months ended September 30, 2023 and 2022, respectively, on its interest-bearing debt.

9. Leases

Lease expense for the nine months ended September 30, 2023 and 2022, amounted to $67 thousand and $64 thousand, respectively. The weighted average remaining lease term of the Company’s operating leases was 25 years. Lease payments included in operating cash flows totaled $71 thousand and $67 thousand for the nine months ended September 30, 2023 and 2022, respectively. The table below summarizes the outstanding lease liabilities at September 30, 2023 and December 31, 2022:

	Lease Liability
	September 30, 2023	December 31, 2022
Total leases	$204,396	$224,058
Less: current portion	(4,540)	(20,831)
Long-term leases	$199,856	$203,227

Remaining payments under leases are as follows:

Year	Amount
2023 remaining	$4,243
2024	17,481
2025	18,006
2026	18,546
2027	19,103
Thereafter	564,225
Total lease payments	641,604
Less: imputed interest	(437,208)
Total operational lease liabilities	$204,396

10. Stockholders’ equity

Warrants

At September 30, 2023 and December 31, 2022, there were zero and 20,929 warrants outstanding, respectively, which were issued in conjunction with a public equity offering in January 2018. All outstanding warrants expired on January 17, 2023.

Share-based compensation

At September 30, 2023, the Company has reserved 76,648 and 34,926 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively under its 2006 and 2016 Equity Incentive Plans. An additional 68,296 shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

A summary of the Company’s unvested stock awards for the nine months ended September 30, 2023, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2022	9,983	$37.24
Granted	39,280	10.58
Vested	(13,342)	25.61
Forfeited	(995)	26.86
Unvested at September 30, 2023	34,926	$11.99

During the nine months ended September 30, 2023 and 2022, the Company expensed $294 thousand and $294 thousand, respectively, related to the stock awards. At September 30, 2023, the balance of unearned share-based compensation to be expensed in future periods related to the stock awards is $286 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 1.7 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	42,033	$71.69
Issued	36,654	7.20
Exercised	—	—
Forfeited	(1,585)	11.92
Expired	(454)	150.00
Outstanding at September 30, 2023	76,648	$41.62
Exercisable at September 30, 2023	41,519	$67.56

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees are vested daily over one to three years and are exercisable for a term of ten years from the date of issuance. There were 36,654 stock options granted during the nine months ended September 30, 2023.

The total intrinsic value of all options outstanding was $0 at September 30, 2023 and December 31, 2022. The total intrinsic value of exercisable options was $0 at September 30, 2023 and December 31, 2022.

The following table summarizes information about options outstanding and exercisable at September 30, 2023:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	35,392	9.7	4,903
$20.00 - $50.00	35,487	6.3	31,081
$100.00 - $200.00	2,394	6.6	2,160
$200.00 - $500.00	3,375	2.4	3,375
	76,648		41,519

Total share-based compensation on stock options amounted to $130 thousand and $133 thousand for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $277 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 1.7 years.

11. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at September 30, 2023, will not have a material adverse effect on the Company’s financial position or results of operations.

12. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2023 as the Company incurred losses for the nine months ended September 30, 2023 and is forecasting additional losses through the remainder of the year ending December 31, 2023, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2023. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2023, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

Results of Operations

Comparison of the three months ended September 30, 2023, to the three months ended September 30, 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
	(unaudited)
Product revenue	$733	$653	80	12%
Operating expenses:
Product costs	4,096	3,518	578	16%
Sales and marketing	192	186	6	3%
Research and development	184	221	(37)	(17)%
General and administrative	2,335	2,265	70	3%
Operating loss	6,074	5,537	537	10%
Total other expense (income)	64	(97)	161	(166)%
Net loss	$6,138	$5,440	698	13%

Product Revenue

	Three Months Ended September 30,			%
	2023	2022	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt)	144	103	41	40%
Product revenue
GE Atlantic salmon revenue	$632	$594	$38	6%
Non-GE Atlantic salmon revenue	89	48	41	85%
Other revenue	12	11	1	9%
Total product revenue	$733	$653	$80	12%

The increase in revenue during the current period was primarily due to an increase in harvest volume of our GE Atlantic salmon, which was partially offset by a decline in market prices. Additionally, sales of conventional eggs and fry from the Rollo Bay farm were higher in the current period due to demand. We expect revenues for the remainder of 2023 to be impacted by normal seasonal demand and fluctuating market prices.

Product Costs

Product costs for the three months ended September 30, 2023, were up from the corresponding period in 2022, due to a combination of a higher level of biomass at the Indiana farm, personnel costs, feed costs, other direct supplies, and product disposals.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2023, were up slightly from the corresponding period in 2022 due to increases in personnel costs and marketing programs, offset by a decrease in travel.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023 were down from the corresponding period in 2022 primarily due to decreases in project spending.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023, were up from the corresponding period in 2022 with increases in state excise tax liabilities and legal fees, offset by reductions in professional services and recruitment fees.

Total Other Expense

Total other expense is comprised of interest on debt and bank charges, less interest income for the three months ended September 30, 2023, and 2022.

Comparison of the nine months ended September 30, 2023, to the nine months ended September 30, 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
	(unaudited)
Product revenue	$1,919	$2,686	(767)	(29)%
Operating expenses:
Product costs	11,446	10,044	1,402	14%
Sales and marketing	584	784	(200)	(26)%
Research and development	486	596	(110)	(18)%
General and administrative	8,403	7,473	930	12%
Operating loss	19,000	16,211	2,789	17%
Total other expense (income)	133	(123)	256	(208)%
Net loss	$19,133	$16,088	3,045	19%

Product Revenue

	Nine Months Ended September 30,			%
	2023	2022	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt)	369	365	4	1%
Product revenue
GE Atlantic salmon revenue	$1,779	$2,535	$(756)	(30)%
Non-GE Atlantic salmon revenue	124	128	(4)	(3)%
Other revenue	16	23	(7)	(30)%
Total product revenue	$1,919	$2,686	$(767)	(29)%

The decrease in revenue during the current period was due primarily to product mix and decreases in market prices of our GE Atlantic salmon. The change in product mix was the result of repairs to our processing facility during the first five months of the current year, which impacted our ability to process fish on-site. Sales of conventional eggs and fry from the Rollo Bay farm were slightly lower in the current period due to market demand. We expect revenues for the remainder of 2023 to be impacted by normal seasonal demand and fluctuating market prices.

Product Costs

Product costs for the nine months ended September 30, 2023, were up from the corresponding period in 2022, due to a higher level of biomass at the Indiana farm, personnel costs, feed costs and other direct supplies. Additionally, costs were impacted by repairs to the processing facility at our Indiana farm.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2023, were down from the corresponding period in 2022 due to decreases in marketing programs and travel.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 were down from the corresponding period in 2022 primarily due to the receipt of provincial government grant funds in support of local hiring. Gross research and development expenses for the current period, excluding the grant funds were $598 thousand versus $627 thousand in the corresponding period in 2022.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023, were up from the corresponding period in 2022 due to an increase in state excise tax liabilities, legal fees, and personnel costs offset by a decrease in recruitment costs.

Total Other Expense

Total other expense is comprised of interest on debt and bank charges, less interest income for the nine months ended September 30, 2023, and 2022.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,		Dollar	%
	2023	2022	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(18,462)	$(17,953)	(509)	3%
Investing activities	(66,260)	56,944	(123,204)	(216)%
Financing activities	(148)	(435)	287	(66)%
Effect of exchange rate changes on cash	(1)	(2)	1	(50)%
Net change in cash	$(84,871)	$38,554	(123,425)	(320)%

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023, was primarily comprised of our $19.1 million net loss, offset by non-cash depreciation and stock compensation charges of $2.0 million and increased by working capital uses of $1.4 million. Net cash used in operating activities during the nine months ended September 30, 2022, was primarily comprised of our $16.1 million net loss, offset by non-cash depreciation and stock compensation charges of $1.9 million and increased by working capital uses of $3.8 million.

Spending on operations increased in the current period due to increases in state excise tax liabilities, legal fees, compensation costs and production activities at our Indiana farm site. Cash used by working capital decreased in the current period primarily due to decreases in receivables, inventory, accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, we used $66.3 million for construction activities at our farm sites and the purchase of equipment. During the same period in 2022, we used $44.9 million for construction activities at our farm sites and the purchase of equipment, offset by cash provided by the net sale of marketable securities of $101.8 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, we received $394 thousand from new debt and made $542 thousand in debt repayments. During the same period in 2022, we received $42 thousand from new debt and made $479 thousand in debt repayment.

Future Capital Requirements

Since inception, we have incurred cumulative net operating losses and negative cash flows from operations and we expect this to continue for the foreseeable future. As of September 30, 2023, we had $17.8 million in cash and cash equivalents, and restricted cash, a significant portion of which is required to fund our current liabilities and other contractual obligations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

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

There have been no material changes to these estimates, or the policies related to them, during the nine months ended September 30, 2023. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of September 30, 2023, and December 31, 2022, we had $4.7 million and $5.1 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates, except for our loan with First Farmers’ Bank and Trust which has a rate reset in July 2025.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended September 30, 2023, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 7, 2023, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, our 10-Q for the quarter ended March 31, 2023, or our 10-Q for the quarter ended June 30, 2023. In evaluating our business, you should carefully review the risks described in our Annual Report on Form 10-K, including our consolidated financial statements and related notes, and in other reports we file with the Securities and Exchange Commission. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

In the period from incorporation to September 30, 2023, we have incurred cumulative net losses of approximately $212 million. These losses reflect our personnel, research and development, production and marketing costs. Our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly traded company.

As of September 30, 2023, we had $17.8 million in cash and cash equivalents, and restricted cash, a significant portion of which is required to fund current liabilities and other contractual obligations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and there can be no assurance that such capital will be available in sufficient amounts, on terms acceptable to us, or at all. As a result of the going concern uncertainty, there is an increased risk that our investors could lose some or all of their investment in our company.

Our business plans include the need for substantial additional capital and without it we may not be able to implement our strategy as planned or at all.

Our current strategy depends on our ability to develop and construct additional farms, including our planned Ohio farm. We have begun construction of this farm and its construction, and others in the future, are contingent on a number of significant uncertainties, including those described below. As a result, we may be unable to construct such facilities as planned or at all. We may not be able to obtain the financing necessary to complete construction of our proposed facilities. We estimate that the total project cost for the Ohio farm, including construction, land, insurance and ancillary costs will be in the range of $485 million to $495 million, substantially above our previously disclosed range of between of $375 million to $395 million, although this figure could continue to change as we finalize the design, finalize bids from contractors and continue with construction. For example, at least partially due to recent inflationary pressures, subcontractors for certain goods and services at our Ohio farm have submitted bids above the levels that we expected. As a result of these increases, and increased interest rates, we have raised our estimate for the total cost for the project and we increased the amount of proposed debt financing. However, there can be no guarantee that our attempts will be successful, and macro-economic conditions could worsen, which could result in further cost increases and further financing and construction-related delays. Recent increases in the construction cost estimate have caused us to put construction on pause until we can evaluate the completion cost estimate and our financing strategy.

We do not have the financial resources required to fully finance the construction of the Ohio farm. We will seek to raise part of these necessary funds through debt financing. Recent increases in interest rates have increased the borrowing costs for this financing, and any further increases before the financing is complete could further increase such costs. Volatility and/or declines in equity markets in general, and for our securities, may cause equity financing to be unavailable on acceptable terms or at all. We may also need further funding if there are delays in construction or increased construction costs at our construction site in Ohio. We may finance unanticipated construction costs by issuing equity securities or debt. The delay or failure of regulatory bodies to approve our construction plans, disruption and volatility in the financial markets, tighter credit markets and a downturn in the seafood market may negatively impact our ability to obtain financing. We may not have access to the required funding, or funding may not be available to us on acceptable terms.

We may not be able to obtain the approvals and permits that will be necessary in order to construct and operate our facilities as planned. We will need to obtain a number of required permits in connection with the hydrology, construction and operation of our farms, which is often a time-consuming process. For example, through the Village of Pioneer, we currently are pursuing an application to Williams County for a permit to install transmission lines through an existing right-of-way controlled by Williams County that would carry raw water from our permitted well to our Ohio farm location, and a wastewater/stormwater line that would return treated water from the farm to a discharge location. Williams County denied our requests and we and the Village of Pioneer have filed appeals with the Court of Common Pleas in Williams County, Ohio. We will also need to obtain FDA approval to grow our GE Atlantic salmon in the facility. Delays or conditions imposed in obtaining the required approvals and permits for our farms, have and may further delay our expected construction completion, commercial stocking and first sale dates and/or lead to further cost increases. If we are unable to obtain the required approvals and permits for our farms, we will not be able to construct the farms. In addition, federal, state and local governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

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

We may not be able to maintain our listing on NASDAQ which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

To improve the price level of our common stock so that we could regain compliance with the minimum bid price requirement, on October 12, 2023, our stockholders approved a reverse stock split of our common stock and our Board of Directors approved a split ratio of 1-for-20. The reverse stock split was implemented on October 16, 2023 and on October 30, 2023, we received a notice from Nasdaq confirming that we had regained compliance with the minimum bid price requirement.

There can be no assurance that we will maintain compliance with the listing requirements. If we fail in the future to comply with Nasdaq listing rules, it could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter markets.

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

3.7*

Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of AquaBounty Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 13, 2023).

10.1*

Agreement For Construction Management Services Between AquaBounty Farms Ohio LLC and Gilbane Building Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2023).

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

AQUABOUNTY TECHNOLOGIES, INC.

November 7, 2023	/s/ Sylvia Wulf
Sylvia Wulf
Chief Executive Officer and Director (Principal Executive Officer)

/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)