Form 10-Q
period 2024-03-31
AQUABOUNTY TECHNOLOGIES INC
filed 2024-05-15
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 (§232.405 of this chapter) of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No ☒

At May 13, 2024, the registrant had 3,857,444 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than present and historical facts and conditions contained in the Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, plans, and our objectives for future operations, are forward-looking statements. We sometimes use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “is designed to,” “may,” “might,” “plan,” “potential,” “predict,” “objective,” “should,” or the negative of these and similar expressions to identify forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: our history of net losses and the likelihood of future net losses; our ability to continue as a going concern; our ability to raise substantial additional capital on acceptable terms, or at all, which is required to implement our business strategy as planned, or at all; our ability to raise additional funds in sufficient amounts on a timely basis, on acceptable terms, or at all; our ability to attract and retain key personnel, including key management personnel; our ability to retain and reengage key vendors and engage additional vendors, as needed; our ability to obtain approvals and permits to construct and operate our farms without delay; increases in interest rates; delays and defects that may prevent the commencement of farm operations; rising inflation rates; our ability to finance our Ohio farm through the placement of municipal bonds, which may require restrictive debt covenants that could limit our control over the farm’s operation and restrict our ability to utilize any cash that the farm generates; our ability to manage our growth, which could adversely affect our business; risks related to potential strategic acquisitions, investments or mergers; high customer concentration, which exposes us to various risks faced by our major customers; ethical, legal, and social concerns about genetically engineered products; our ability to gain consumer acceptance of our genetically engineered Atlantic salmon (“GE Atlantic salmon” or “AquAdvantage salmon”) product; the quality and quantity of the salmon that we harvest; a significant fish mortality event in our broodstock or our production facilities; the loss of our GE Atlantic salmon broodstock; disease outbreaks, which can increase the cost of production and/or reduce production harvests; a shutdown, material damage to any of our farms, or lack of availability of power, fuel, oxygen, eggs, water, or other key components needed for our operations; our ability to efficiently and cost-effectively produce and sell salmon at large commercial scale; any contamination of our products, which could subject us to product liability claims and product recalls; security breaches, cyber-attacks and other disruptions could compromise our information, expose us to fraud or liability, or interrupt our operations; our dependence on third parties for the processing, distribution, and sale of our products; any write-downs of the value of our inventory; business, political, or economic disruptions or global health concerns; adverse developments affecting the financial services industry; industry volatility, including fluctuations in commodity prices of salmon; restrictions on Atlantic salmon farming in certain states; agreements that require us to pay a significant portion of our future revenue to third parties; our ability to receive additional government research grants and loans; international business risks, including exchange rate fluctuations; our ability to use net operating losses and other tax attributes, which may be subject to certain limitations; our ability to maintain regulatory approvals for our GE Atlantic salmon and our farm sites and obtain new approvals for farm sites and the sale of our products in other markets; our ability to continue to comply with U.S. Food and Drug Administration regulations and foreign regulations; significant regulations in the markets in which we intend to sell our products; significant costs complying with environmental, health, and safety laws and regulations, and any failure to comply with these laws and regulations; increasing regulation, changes in existing regulations, and review of existing regulatory decisions; lawsuits by non-governmental organizations and others who are opposed to the development or commercialization of genetically engineered products; risks related to the use of the term “genetically engineered,” which will need to be included as part of the acceptable market name for our GE Atlantic salmon, and bioengineering disclosures provided in accordance with U.S. Department of Agriculture regulations; competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours; any theft, misappropriation, or reverse engineering of our products could result in competing technologies or products; our ability to protect our proprietary technologies and intellectual property rights; our ability to enforce our intellectual property rights; volatility in the price of our shares of common stock; our ability to maintain our listing on the Nasdaq Stock Market LLC (“Nasdaq”); our success in growing, or our perceived ability to grow, our GE Atlantic salmon successfully and profitably at commercial scale; an active trading market for our common stock may not be sustained; our status as a “smaller reporting company” and a “non-accelerated filer” may cause our shares of common stock to be less attractive to investors; any issuance of preferred stock with terms that could dilute the voting power or reduce the value of our common stock; provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us; our expectation of not paying cash dividends in the foreseeable future and other risks identified in our public filings with the Securities and Exchange Commission (“SEC”), including the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, our most recently filed Annual Report on Form 10-K and our Current Reports on Form 8-K, as updated by our subsequent filings with the SEC. New risks emerge from time to time, and it is not possible for us to predict all such risks. Given these risks and uncertainties, may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	as of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,592,467	$8,203,869
Inventory	472,087	1,733,603
Prepaid expenses and other current assets	1,262,582	1,700,273
Total current assets	4,327,136	11,637,745

Property, plant and equipment, net	170,336,285	174,381,382
Right of use assets, net	273,575	281,104
Intangible assets, net	201,010	204,436
Restricted cash	1,000,000	1,000,000
Other assets	46,051	46,761
Total assets	$176,184,057	$187,551,428

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$13,106,204	$12,991,819
Accrued employee compensation	556,963	754,621
Current debt	3,024,575	795,300
Other current liabilities	106,112	30,863
Total current liabilities	16,793,854	14,572,603

Long-term lease obligations	242,236	250,241
Long-term debt, net	5,300,649	7,711,866
Total liabilities	22,336,739	22,534,710

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,857,444 and 3,847,022 shares outstanding at March 31, 2024 and
December 31, 2023, respectively	3,857	3,847
Additional paid-in capital	386,103,358	385,998,213
Accumulated other comprehensive loss	(521,771)	(405,464)
Accumulated deficit	(231,738,126)	(220,579,878)
Total stockholders' equity	153,847,318	165,016,718

Total liabilities and stockholders' equity	$176,184,057	$187,551,428

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Product revenues	$477,268	$397,846

Costs and expenses
Product costs	4,476,297	3,559,240
Sales and marketing	63,963	198,285
Research and development	119,789	122,917
General and administrative	2,500,557	3,000,482
Long-lived asset impairment	4,265,000	—
Total costs and expenses	11,425,606	6,880,924

Operating loss	(10,948,338)	(6,483,078)

Other expense
Interest expense	(208,563)	(66,274)
Other (expense) income, net	(1,347)	63,284
Total other expense	(209,910)	(2,990)

Net loss	$(11,158,248)	$(6,486,068)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(116,307)	4,427
Total other comprehensive (loss) income	(116,307)	4,427

Comprehensive loss	$(11,274,555)	$(6,481,641)

Basic and diluted net loss per share	$(2.90)	$(1.69)
Weighted average number of Common Shares -
basic and diluted	3,849,248	3,837,272

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2022	3,834,383	$3,834	$385,455,961	$(516,775)	$(193,021,977)	$191,921,043
Net loss					(6,486,068)	(6,486,068)
Other comprehensive income				4,427		4,427
Share-based compensation	11,423	12	196,629			196,641
Balance at March 31, 2023	3,845,806	$3,846	$385,652,590	$(512,348)	$(199,508,045)	$185,636,043

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2023	3,847,022	$3,847	$385,998,213	$(405,464)	$(220,579,878)	$165,016,718
Net loss					(11,158,248)	(11,158,248)
Other comprehensive loss				(116,307)		(116,307)
Share-based compensation	10,422	10	105,145			105,155
Balance at March 31, 2024	3,857,444	$3,857	$386,103,358	$(521,771)	$(231,738,126)	$153,847,318

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(11,158,248)	$(6,486,068)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	575,544	531,726
Share-based compensation	105,155	196,641
Long-lived asset impairment	4,265,000	—
Other non-cash charge	3,390	3,834
Changes in operating assets and liabilities:
Inventory	1,257,290	(99,936)
Prepaid expenses and other assets	441,015	(155,167)
Accounts payable and accrued liabilities	335,835	184,232
Accrued employee compensation	(197,658)	(316,815)
Net cash used in operating activities	(4,372,677)	(6,141,553)

Investing activities
Purchases of and deposits on property, plant and equipment	(1,169,203)	(22,931,293)
Other investing activities	—	(3,959)
Net cash used in investing activities	(1,169,203)	(22,935,252)

Financing activities
Proceeds from issuance of debt	117,292	394,156
Repayment of term debt	(184,019)	(179,392)
Net cash (used in) provided by financing activities	(66,727)	214,764

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,795)	27
Net change in cash, cash equivalents and restricted cash	(5,611,402)	(28,862,014)
Cash, cash equivalents and restricted cash at beginning of period	9,203,869	102,638,557
Cash, cash equivalents and restricted cash at end of period	$3,592,467	$73,776,543

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$2,592,467	$72,776,543
Restricted cash	1,000,000	1,000,000
Total cash, cash equivalents and restricted cash	$3,592,467	$73,776,543

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$205,173	$62,439
Property and equipment included in accounts payable and accrued liabilities	$11,464,684	$9,216,027

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the condensed consolidated financial statements

(unaudited)

1. Nature of business and organization

AquaBounty Technologies, Inc. (the “Parent” and, together with its wholly owned subsidiaries, the “Company”) was incorporated in December 1991 in the State of Delaware for the purpose of conducting research and development of the commercial viability of a group of proteins commonly known as antifreeze proteins. In 1996, the Parent obtained the exclusive licensing rights for a gene construct (transgene) used to create a breed of farm-raised Atlantic salmon that exhibit growth rates that are substantially faster than conventional Atlantic salmon. In 2015, the Parent obtained regulatory approval from the U.S. Food and Drug Administration (“FDA”) for the production and sale of its genetically engineered AquAdvantage salmon product (“GE Atlantic salmon”) in the United States, and in 2016, the Parent obtained regulatory approval from Health Canada for the production and sale of its GE Atlantic salmon product in Canada. In 2021, the Parent obtained regulatory approval from the National Biosafety Technical Commission for the sale of its GE Atlantic salmon product in Brazil. In 2021, the Company began harvesting and selling its GE Atlantic salmon in the United States and Canada.

In February 2024, the Company commenced a process to identify a potential buyer for its Indiana farm. This decision resulted in a $4.3 million non-cash impairment of long-lived assets and a $1.0 million net realizable value adjustment of inventory at the Indiana farm. As of March 31, 2024, the Indiana farm was not available for immediate sale in its present condition, as the Company needs to complete additional system shut down processes. Therefore, the related long-lived assets continued to be classified as held in use.

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses and negative cash flows from operations and expects that this will continue for the foreseeable future. As of March 31, 2024, the Company has $3.6 million in cash and cash equivalents, and restricted cash.

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

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2023. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2024, results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

During the three months ended March 31, 2024, the Company recognized the following product revenue:

	Three Months Ended March 31, 2024
	U.S.	Canada	Total
GE Atlantic salmon	$395,157	$-	$395,157
Non-GE Atlantic salmon and fry		29,789	29,789
Non-GE Atlantic salmon eggs		50,402	50,402
Other revenue		1,920	1,920
Total Revenue	$395,157	$82,111	$477,268

During the three months ended March 31, 2023, the Company recognized the following product revenue:

	Three Months Ended March 31, 2023
	U.S.	Canada	Total
GE Atlantic salmon	$392,428	$-	$392,428
Non-GE Atlantic salmon and fry		730	730
Non-GE Atlantic salmon eggs	-	730	730
Other revenue	-	3,958	3,958
Total Revenue	$392,428	$5,418	$397,846

During the three months ended March 31, 2024 and 2023, the Company had the following customer concentration of revenue:

	Three Months Ended March 31,
	2024	2023
Customer A	29%	54%
Customer B	28%	24%
Customer C	10%	15%
All other	33%	7%
Total of all customers	100%	100%

Net loss per share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic net loss per share is based solely on the number of shares of common stock outstanding during the period. Fully diluted net loss per share includes the number of shares of common stock issuable upon the exercise of warrants or options with an exercise price less than the fair value of the common stock. Since the Company is reporting a net loss for all periods presented, all potential shares of common stock are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
Weighted Average Outstanding	2024	2023
Stock options	74,670	42,035
Warrants	-	3,721
Unvested stock awards	31,590	12,663

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions and investing in cash equivalents with maturities of less than 90 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $229 thousand and $227 thousand as of March 31, 2024 and December 31, 2023, respectively.

5. Inventory

Major classifications of inventory are summarized as follows:

	March 31, 2024	December 31, 2023
Feed, net	$138,639	167,136
Eggs and fry	333,448	147,998
Fish in process	—	1,418,469
Inventory	$472,087	1,733,603

The Company recorded a feed inventory reserve of $100 thousand at March 31, 2024 for its Indiana farm, in conjunction with the farm’s planned sale.

6. Prepaid and other current assets

Major classifications of prepaid and other current assets are summarized as follows:

	March 31, 2024	December 31, 2023
Receivables	$1,028,593	$1,216,585
Prepaid insurance	113,630	388,049
Prepaid supplies	109,193	85,988
Deposits and other	11,166	9,651
Total prepaid expenses and other current assets	$1,262,582	$1,700,273

7. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	March 31, 2024	December 31, 2023
Land	$2,897,883	$2,974,685
Building and improvements	15,069,323	15,804,739
Construction in process	147,471,299	147,755,336
Equipment	15,848,172	18,285,038
Office furniture and equipment	208,683	231,758
Vehicles	106,137	108,120
Total property and equipment	$181,601,497	$185,159,676
Less accumulated depreciation and amortization	(11,265,212)	(10,778,294)
Property, plant and equipment, net	$170,336,285	$174,381,382

Depreciation expense was $572 thousand and $525 thousand, for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, construction in process included $142.7 million, $4.3 million, and $418 thousand for construction related to the Ohio, Rollo Bay and Indiana farm sites, respectively. An additional $16.3 million has been contractually committed for these farm sites as of March 31, 2024.

In February 2024, the Company commenced a process to identify a potential buyer for its Indiana farm. This decision was determined to be an impairment triggering event for long-lived assets at the Indiana farm, resulting in the impairment of $4.3 million of long-lived assets. The Company determined the impairment charge, based on its estimate of the potential market value of the asset group to be sold, net of selling costs, compared to the current net book value of those assets.

8. Debt

	Interest rate	Monthly repayment	Maturity date	March 31, 2024	December 31, 2023
ACOA AIF Grant	0%	Royalties	-	$2,120,912	$2,166,289
ACOA term loan #1	0%	C$3,120	Feb 2027	80,674	89,460
ACOA term loan #2	0%	C$4,630	Sep 2029	225,641	240,946
ACOA term loan #3	0%	C$6,945	Dec 2025	107,692	125,712
ACOA term loan #4	3.0%	C$1,674	Mar 2034	116,864	—
Kubota Canada Ltd.	0%	C$1,142	Jan 2025	8,437	11,202
DFO term loan	0%	C$14,896	Jan 2034	1,277,854	1,305,193
Finance PEI term loan	6.5%	C$19,913	Dec 2028	1,661,018	1,713,837
First Farmers Bank & Trust term loan	5.4%	$56,832	Oct 2028	2,759,979	2,891,763
Total debt				$8,359,071	$8,544,402
less: debt issuance costs				(33,847)	(37,236)
less: current portion				(3,024,575)	(795,300)
Long-term debt, net				$5,300,649	$7,711,866

In April 2024, the Company paid off the First Farmers Bank & Trust term loan. See note 13 “Subsequent Events” for additional information.

In December 2023, our Canadian subsidiary, AQUA Bounty Canada Inc. (the “Canadian Subsidiary”), entered into a Contribution Agreement with the Atlantic Canada Opportunities Agency, whereby it is eligible to receive up to C$612 thousand ($452 thousand) to support business productivity and scale-up for its Rollo Bay farm (the “ACOA term loan #4”). On February 29, 2024, the Canadian

Subsidiary borrowed C$158,246 ($116,864) under the ACOA term loan #4. Borrowings are at a 3% interest rate, and monthly repayments commence in April 2025, with maturity in March 2034.

The Company recognized interest expense of $70 thousand and $66 thousand for the three months ended March 31, 2024 and 2023, respectively, on its interest-bearing debt.

Principal payments due on the long-term debt are as follows:

Total
2024 remaining	$2,973,136
2025	347,558
2026	293,294
2027	275,921
2028	1,561,760
Thereafter	2,907,402
Total	$8,359,071

9. Leases

The tables below summarize the Company’s outstanding lease liabilities at March 31, 2024 and December 31, 2023 and its lease expense for the three months ended March 31, 2024 and 2023:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$273,575	$281,104
Right-of-use assets obtained for new lease liabilities	-	84,143

Other current liabilities	31,339	30,863
Operating lease liabilities	242,236	250,241
Total operating lease liabilities	$273,575	$281,104

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$11,938	$21,501
Short-term lease expense	-	-
Lease payments included in operating cash flows	16,308	26,145

Weighted average remaining lease term	22.4 years	25.8 years
Weighted average discount rate	8%	8%

Remaining payments under leases are as follows:

Year	Amount
2024 remaining	$36,116
2025	49,801
2026	40,373
2027	19,102
2028	19,676
Thereafter	544,549
Total lease payments	709,617
Less: imputed interest	(436,042)
Total operational lease liabilities	$273,575

10. Stockholders’ equity

Share-based compensation

At March 31, 2024, the Company has reserved 73,810 and 23,611 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively, under its 2006 and 2016 Equity Incentive Plans. An additional 69,712 shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

A summary of the Company’s unvested stock awards for the three months ended March 31, 2024, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2023	34,140	$11.91
Granted	—	—
Vested	(10,422)	18.66
Forfeited	(107)	13.07
Unvested at March 31, 2024	23,611	$8.93

During the three months ended March 31, 2024 and 2023, the Company expensed $46 thousand and $155 thousand, respectively, related to the stock awards. At March 31, 2024, the balance of unearned share-based compensation to be expensed in future periods related to the stock awards is $171 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 1.2 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	75,669	$41.64
Issued	—	—
Exercised	—	—
Forfeited	(341)	7.20
Expired	(1,518)	340.88
Outstanding at March 31, 2024	73,810	$35.64
Exercisable at March 31, 2024	49,443	$48.35

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of ten years from the date of issuance. There were no stock options granted during the three months ended March 31, 2024.

There was no intrinsic value for options outstanding or exercisable at March 31, 2024 and December 31, 2023.

The following table summarizes information about options outstanding and exercisable at March 31, 2024:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	34,009	9.2	12,441
$20.00 - $50.00	35,217	5.8	32,418
$100.00 - $200.00	2,369	6.2	2,369
$200.00 - $500.00	2,215	3.0	2,215
	73,810		49,443

Total share-based compensation on stock-option grants amounted to $59 thousand and $41 thousand for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $155 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 1.2 years.

11. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at March 31, 2024, will not have a material adverse effect on the Company’s financial position or results of operations.

12. Income Taxes

The Company incurred losses for the three months ended March 31, 2024 and is forecasting additional losses through the remainder of the year ending December 31, 2024, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2024, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

13. Subsequent Events

On April 18, 2024, the Parent and certain of its subsidiaries entered into a Loan and Security agreement (“Loan Agreement”) with JMB Capital Partners Lending, LLC to fund working capital through a secured term loan of up to $10 million that matures on July 31, 2024 or, if earlier, upon the sale of certain collateral or upon an Event of Default (as defined in the Loan Agreement). Of the total loan amount, $5 million was advanced on April 18, 2024, and an additional $5 million will be advanced upon the satisfaction of certain conditions set out in the Loan Agreement. The loan bears interest at a rate of 15% on its outstanding principal balance and is subject to a commitment fee equal to 5%, payable at closing, and an exit fee equal to 8%. Of the initial loan advancement, approximately $2.8 million was used to pay the remaining outstanding balance of the Company’s term loan with First Farmers Bank & Trust, upon which the $1 million of restricted cash held by the Company as of both March 31, 2024 and December 31, 2023, was no longer deemed to be restricted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on April 1, 2024.

Overview

We believe that we are a distinctive brand in the field of land-based aquaculture, leveraging decades of technology expertise to deliver innovative solutions that address food insecurity and climate change issues, while improving efficiency and sustainability. We raise our fish in carefully monitored land-based fish farms through a safe, secure and sustainable process. Our land-based recirculating aquaculture system farms, including our broodstock and egg production farm located on Prince Edward Island in Canada, are close to key consumption markets and are designed to prevent disease and to include multiple levels of fish containment to protect wild fish populations. We raise nutritious salmon that is free of antibiotics and other contaminants and provides a solution with a reduced carbon footprint without the risk of pollution to marine ecosystems as compared to traditional sea-cage farming. Our primary product is our GE Atlantic salmon, which received FDA approval in 2015 as the first genetically engineered animal available for sale for human consumption. We commenced commercial activities in 2021 with operations in the United States and Canada. We are actively engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

Company Update

We have been pursuing a growth strategy that includes the construction of large-scale recirculating aquaculture system farms for producing our GE Atlantic salmon. Our farm in Pioneer, Ohio is under construction and roughly 30% complete, but construction activities have been paused. To fund the construction cost, we were using cash on hand, which would be supplemented by a municipal bond financing. However, during the initial two years of construction, the cost estimate for the farm increased substantially and eventually exceeded our ability to complete the proposed financing. Consequently, we require new financing to provide liquidity for working capital and to fund the construction of our farm in Pioneer, Ohio. To meet this need, we have engaged an investment bank to pursue a range of funding and strategic alternatives, including the recently announced sale process for our Indiana farm, debt financing secured by our unencumbered assets, and potential joint venture partnerships or other strategic transactions.

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

Product Costs

Product costs include the labor and related costs to grow out our fish, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs is absorbed into inventory as fish in process to the extent that these costs do not exceed the net realizable value of the fish biomass. The costs that are not absorbed into inventory, as well as any net realizable value inventory adjustments, are classified as product costs. Our product costs also include the labor and related costs to maintain our salmon broodstock. During the three months ended March 31, 2024, we recognized $1.0 million of product cost to reduce the value of our Indiana farm inventory in conjunction with its planned sale.

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

Long-Lived Asset Impairment

In February 2024, we commenced a process to identify a potential buyer for our Indiana farm. This decision was determined to be an impairment triggering event for long-lived assets at the Indiana farm, resulting in the impairment of $4.3 million of long-lived assets. As of March 31, 2024, the Indiana farm was not available for immediate sale in its present condition, as we need to complete additional system shut down processes. Therefore, the related long-lived assets continued to be classified as held in use.

Other Expense

Interest expense includes the interest on our outstanding loans and other interest expense. Other expense includes bank charges, fees, and interest income.

Results of Operations

Comparison of the three months ended March 31, 2024, to the three months ended March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
	(unaudited)
Product revenue	$477	$398	79	20%
Operating expenses:
Product costs	4,476	3,559	917	26%
Sales and marketing	64	198	(134)	(68)%
Research and development	120	123	(3)	(2)%
General and administrative	2,500	3,001	(501)	(17)%
Long-lived asset impairment	4,265	-	4,265	—%
Operating loss	10,948	6,483	4,465	69%
Total other expense	(210)	(3)	(207)	6,900%
Net loss	$11,158	$6,486	4,672	72%

Product Revenue

	Three Months Ended March 31,			%
	2024	2023	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt)	415	66	349	529%
Product revenue
GE Atlantic salmon revenue	$395	$392	$3	1%
Non-GE Atlantic salmon revenue	80	2	78	3,900%
Other revenue	2	4	(2)	(50)%
Total product revenue	$477	$398	$79	20%

The increase in revenue during the current period was primarily due to an increase in the sale of conventional Atlantic salmon, fry and eggs from our Rollo Bay farm. Harvest volume of our GE Atlantic salmon was up substantially, as we prepared our Indiana farm for sale. An accelerated harvesting schedule at the Indiana farm required harvesting predominantly below-market sized fish, which impacted the average selling price for the current period.

Product Costs

Product costs for the three months ended March 31, 2024, were up from the corresponding period in 2023, primarily due to costs associated with the winding down of operations at the Indiana farm, including a net realizable value adjustment of $900 thousand against its biomass inventory, and a $100 thousand reserve against its feed inventory. Net of these charges, product costs were lower in the current period.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2024, were down from the corresponding period in 2023 due to decreases in personnel costs, marketing programs, travel, and share-based compensation costs.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024, were down from the corresponding period in 2023, primarily due to decreases in project spending.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024, were down from the corresponding period in 2023 due to reductions in professional services, state excise tax liabilities, share-based compensation costs, and travel, offset by increases in personnel costs and legal fees.

Long-Lived Asset Impairment

An asset impairment charge of $4.3 million was incurred in the current period against the long-lived assets of the Indiana farm. We determined the impairment charge, based on the estimate of the potential market value of the asset group to be sold, net of selling costs, compared to the current net book value of those assets.

Total Other Expense

Total other expense is comprised of interest expense and bank charges, less interest income for the three months ended March 31, 2024 and 2023.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,		Dollar	%
	2024	2023	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(4,372)	$(6,142)	1,770	(29)%
Investing activities	(1,169)	(22,935)	21,766	(95)%
Financing activities	(67)	215	(282)	(131)%
Effect of exchange rate changes on cash	(3)	-	(3)	—%
Net change in cash	$(5,611)	$(28,862)	23,251	(81)%

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024, was primarily comprised of our $11.2 million net loss, partially offset by non-cash depreciation and share-based compensation charges of $681 thousand, a long-lived asset impairment charge of $4.3 million and decreased by working capital sources of $1.8 million. Net cash used in operating activities during the three months ended March 31, 2023 was primarily comprised of our $6.5 million net loss, offset by non-cash depreciation and share-based compensation charges of $728 thousand, and increased by working capital uses of $388 thousand.

Spending on operations decreased in the current period, before the recording of impairment charges against the Indiana farm property and inventory assets, due to reductions in marketing programs, outside research projects, professional services, and share-based compensation. Increases in cash provided by working capital was due to reductions in inventory and other current assets and increases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2024 and 2023, we used $1.2 million and $22.9 million, respectively for construction activities at our farm sites and the purchase of equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, we received $117 thousand from new debt and made $184 thousand in debt repayments. During the same period in 2023, we received $394 thousand from new debt and made $179 thousand in debt repayments.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities and we expect this to continue for the foreseeable future. As of March 31, 2024, we had $3.6 million of cash, cash equivalents, and restricted cash. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

On April 18, 2024, we entered into a Loan Agreement with JMB Capital Partners Lending, LLC to fund working capital through a secured term loan of up to $10 million that matures on July 31, 2024 or, if earlier, upon the sale of certain collateral or upon an Event of Default (as defined in the Loan Agreement) . Of the total loan amount, $5 million was advanced on April 18, 2024, and an additional $5 million will be advanced upon the satisfaction of certain conditions set out in the Loan Agreement. The loan bears interest at a rate of 15% on its outstanding principal balance and is subject to a commitment fee equal to 5%, payable at closing, and an exit fee equal to 8%. Of the initial loan advancement, approximately $2.8 million was used to pay the remaining outstanding balance of the Company’s term loan with First Farmers Bank & Trust, upon which the $1 million of restricted cash held by the Company as of both March 31, 2024 and December 31, 2023, was no longer deemed to be restricted.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to these estimates, or the policies related to them, during the three months ended March 31, 2024. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of March 31, 2024 and December 31, 2023, we had $4.5 million and $4.6 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2024 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on April 1, 2024, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023. In evaluating our business, you should carefully review the risks described in our Annual Report on Form 10-K, including our consolidated financial statements and related notes, and in other reports we file with the SEC. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

In the period from incorporation to March 31, 2024, we have incurred cumulative net losses of approximately $232 million. These losses reflect our personnel, research and development, production and marketing costs. Our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly traded company.

There is substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred cumulative net losses and negative cash flows from operations and expect that this will continue for the foreseeable future. As of March 31, 2024, we had $3.6 million in cash and cash equivalents, and restricted cash.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

+The certification furnished in Exhibit 32.1 is deemed to be furnished and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

May 15, 2024	/s/ Sylvia Wulf
Sylvia Wulf
Chief Executive Officer and Board Chair (Principal Executive Officer)

/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)