Form 10-Q
period 2024-09-30
AQUABOUNTY TECHNOLOGIES INC
filed 2024-11-05
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes  ☐    No ☒

At November 4, 2024, the registrant had 3,865,778 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: our history of net losses and the likelihood of future net losses; our ability to continue as a going concern; our ability to raise substantial additional capital on acceptable terms, or at all, which is required to implement our business strategy as planned, or at all; our ability to raise additional funds in sufficient amounts on a timely basis, on acceptable terms, or at all, including our ability to sell our Rollo Bay farm and additional equipment from the Ohio farm to generate liquidity to fund ongoing operations; our ability to attract and retain key personnel, including key management personnel; our ability to retain and reengage key vendors and engage additional vendors, as needed; our ability to obtain approvals and permits to construct and operate our farms without delay; increases in interest rates; delays and defects that may prevent the commencement of farm operations; rising inflation rates; our ability to finance our Ohio farm through the placement of municipal bonds, which may require restrictive debt covenants that could limit our control over the farm’s operation and restrict our ability to utilize any cash that the farm generates; our ability to manage our growth, which could adversely affect our business; risks related to potential strategic acquisitions, investments or mergers; high customer concentration, which exposes us to various risks faced by our major customers; ethical, legal, and social concerns about genetically engineered products; our ability to gain consumer acceptance of our genetically engineered Atlantic salmon (“GE Atlantic salmon” or “AquAdvantage salmon”) product; the quality and quantity of the salmon that we harvest; a significant fish mortality event in our broodstock or our production facilities; the loss of our GE Atlantic salmon broodstock; disease outbreaks, which can increase the cost of production and/or reduce production harvests; a shutdown, material damage to any of our farms, or lack of availability of power, fuel, oxygen, eggs, water, or other key components needed for our operations; our ability to efficiently and cost-effectively produce and sell salmon at large commercial scale; any contamination of our products, which could subject us to product liability claims and product recalls; security breaches, cyber-attacks and other disruptions could compromise our information, expose us to fraud or liability, or interrupt our operations; our dependence on third parties for the processing, distribution, and sale of our products; any write-downs of the value of our inventory; business, political, or economic disruptions or global health concerns; adverse developments affecting the financial services industry; industry volatility, including fluctuations in commodity prices of salmon; restrictions on Atlantic salmon farming in certain states; agreements that require us to pay a significant portion of our future revenue to third parties; our ability to receive additional government research grants and loans; international business risks, including exchange rate fluctuations; our ability to use net operating losses and other tax attributes, which may be subject to certain limitations; our ability to maintain regulatory approvals for our GE Atlantic salmon and our farm sites and obtain new approvals for farm sites and the sale of our products in other markets; our ability to continue to comply with U.S. Food and Drug Administration regulations and foreign regulations; significant regulations in the markets in which we intend to sell our products; significant costs complying with environmental, health, and safety laws and regulations, and any failure to comply with these laws and regulations; increasing regulation, changes in existing regulations, and review of existing regulatory decisions; lawsuits by non-governmental organizations and others who are opposed to the development or commercialization of genetically engineered products; risks related to the use of the term “genetically engineered,” which will need to be included as part of the acceptable market name for our GE Atlantic salmon, and bioengineering disclosures provided in accordance with U.S. Department of Agriculture regulations; competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours; any theft, misappropriation, or reverse engineering of our products could result in competing technologies or products; our ability to protect our proprietary technologies and intellectual property rights; our ability to enforce our intellectual property rights; volatility in the price of our shares of common stock; our ability to maintain our listing on the Nasdaq Stock Market LLC; our success in growing, or our perceived ability to grow, our GE Atlantic salmon successfully and profitably at commercial scale; an active trading market for our common stock may not be sustained; our status as a “smaller reporting company” and a “non-accelerated filer” may cause our shares of common stock to be less attractive to investors; any issuance of preferred stock with terms that could dilute the voting power or reduce the value of our common stock; provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us; our expectation of not paying cash dividends in the foreseeable future and other risks identified in our public filings with the Securities and Exchange Commission (“SEC”), including the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, our most recently filed Annual Report on Form 10-K and our Current Reports on Form 8-K, as updated by our subsequent filings with the SEC. New risks emerge from time to time, and it is not possible for us to predict all such risks. Given these risks and uncertainties, we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you are cautioned not to place undue reliance on such forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$500,434	$8,203,869
Inventory	466,270	1,733,603
Assets held for sale	35,286,854	—
Prepaid expenses and other current assets	1,089,013	1,700,273
Total current assets	37,342,571	11,637,745

Property, plant and equipment, net	80,188,450	174,381,382
Right of use assets, net	58,291	281,104
Intangible assets, net	194,158	204,436
Restricted cash	—	1,000,000
Other assets	1,894	46,761
Total assets	$117,785,364	$187,551,428

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$11,751,477	$12,991,819
Accrued employee compensation	223,719	754,621
Current debt	349,312	795,300
Other current liabilities	59,930	30,863
Total current liabilities	12,384,438	14,572,603

Long-term lease obligations	30,329	250,241
Long-term debt, net	5,298,947	7,711,866
Total liabilities	17,713,714	22,534,710

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,865,778 and 3,847,022 shares outstanding at September 30, 2024 and
December 31, 2023, respectively	3,866	3,847
Additional paid-in capital	386,237,887	385,998,213
Accumulated other comprehensive loss	(513,405)	(405,464)
Accumulated deficit	(285,656,698)	(220,579,878)
Total stockholders' equity	100,071,650	165,016,718

Total liabilities and stockholders' equity	$117,785,364	$187,551,428

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product revenues	$47,812	$733,133	$705,262	$1,919,409

Costs and expenses
Product costs	425,057	4,096,040	6,542,437	11,446,158
Sales and marketing	44,167	191,862	187,832	584,401
Research and development	52,093	184,221	236,384	485,532
General and administrative	1,887,814	2,334,861	7,834,931	8,402,876
Long-lived asset impairment	—	—	48,733,222	—
Total costs and expenses	2,409,131	6,806,984	63,534,806	20,918,967

Operating loss	(2,361,319)	(6,073,851)	(62,829,544)	(18,999,558)

Other expense
Interest expense	(1,030,949)	(63,746)	(2,229,488)	(195,809)
Other (expense) income, net	(12,063)	(516)	(17,788)	62,440
Total other expense	(1,043,012)	(64,262)	(2,247,276)	(133,369)

Net loss	$(3,404,331)	$(6,138,113)	$(65,076,820)	$(19,132,927)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	65,701	(138,202)	(107,941)	(22,429)
Total other comprehensive income (loss)	65,701	(138,202)	(107,941)	(22,429)

Comprehensive loss	$(3,338,630)	$(6,276,315)	$(65,184,761)	$(19,155,356)

Basic and diluted net loss per share	$(0.88)	$(1.60)	$(16.87)	$(4.98)
Weighted average number of Common Shares
-basic and diluted	3,865,778	3,846,622	3,858,642	3,843,349

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2022	3,834,383	$3,834	$385,455,961	$(516,775)	$(193,021,977)	$191,921,043
Net loss					(6,486,068)	(6,486,068)
Other comprehensive income				4,427		4,427
Share-based compensation	11,423	12	196,629			196,641
Balance at March 31, 2023	3,845,806	$3,846	$385,652,590	$(512,348)	$(199,508,045)	$185,636,043
Net loss					(6,508,746)	(6,508,746)
Other comprehensive income				111,346		111,346
Share-based compensation	336	—	106,184			106,184
Balance at June 30, 2023	3,846,142	$3,846	$385,758,774	$(401,002)	$(206,016,791)	$179,344,827
Net loss					(6,138,113)	(6,138,113)
Other comprehensive loss				(138,202)		(138,202)
Share-based compensation	630	1	120,590			120,591
Balance at September 30, 2023	3,846,772	$3,847	$385,879,364	$(539,204)	$(212,154,904)	$173,189,103

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2023	3,847,022	$3,847	$385,998,213	$(405,464)	$(220,579,878)	$165,016,718
Net loss					(11,158,248)	(11,158,248)
Other comprehensive loss				(116,307)		(116,307)
Share-based compensation	10,422	10	105,145			105,155
Balance at March 31, 2024	3,857,444	$3,857	$386,103,358	$(521,771)	$(231,738,126)	$153,847,318
Net loss					(50,514,241)	(50,514,241)
Other comprehensive loss				(57,335)		(57,335)
Share-based compensation	8,334	9	68,897			68,906
Balance at June 30, 2024	3,865,778	$3,866	$386,172,255	$(579,106)	$(282,252,367)	$103,344,648
Net loss					(3,404,331)	(3,404,331)
Other comprehensive income				65,701		65,701
Share-based compensation	—	—	65,632			65,632
Balance at September 30, 2024	3,865,778	$3,866	$386,237,887	$(513,405)	$(285,656,698)	$100,071,650

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(65,076,820)	$(19,132,927)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	868,292	1,607,260
Share-based compensation	239,693	423,416
Long-lived asset impairment	48,733,222	—
Other non-cash items	48,957	13,087
Changes in operating assets and liabilities:
Inventory	1,265,142	332,314
Prepaid expenses and other assets	1,041,947	(1,570,255)
Accounts payable and accrued liabilities	710,613	158,108
Accrued employee compensation	(530,902)	(293,997)
Net cash used in operating activities	(12,699,856)	(18,462,994)

Investing activities
Purchases of and deposits on property, plant and equipment	(2,716,880)	(66,256,590)
Proceeds from asset sales	9,506,061	—
Other investing activities	—	(3,263)
Net cash provided by (used in) investing activities	6,789,181	(66,259,853)

Financing activities
Proceeds from issuance of debt	6,759,257	394,156
Repayment of term debt	(9,547,358)	(542,019)
Net cash used in financing activities	(2,788,101)	(147,863)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,659)	(777)
Net change in cash, cash equivalents and restricted cash	(8,703,435)	(84,871,487)
Cash, cash equivalents and restricted cash at beginning of period	9,203,869	102,638,557
Cash, cash equivalents and restricted cash at end of period	$500,434	$17,767,070

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$500,434	$16,767,070
Restricted cash	—	1,000,000
Total cash, cash equivalents and restricted cash	$500,434	$17,767,070

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash	$2,192,251	$184,497
Property and equipment included in accounts payable and accrued liabilities	$9,477,929	$8,300,093

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

In the second quarter of 2024, the Company began marketing the Indiana farm for sale, and on June 28, 2024, signed a Purchase and Sale Agreement with a buyer for a sale price of $9.5 million less transaction expenses, which included certain equipment assets that had been purchased for the Company’s Ohio farm. Based on this agreement, the Company recorded an additional non-cash impairment charge of $18.2 million and classified the assets to be sold in the transaction as Assets Held for Sale on the condensed consolidated balance sheet at June 30, 2024. The transaction closed on July 26, 2024 and the Company received proceeds of $9.0 million at closing and $500 thousand on October 17, 2024. Related transaction expenses were $305 thousand.

In the second quarter of 2024, the Company initiated a plan to sell additional equipment from the Ohio farm to generate liquidity, resulting in a non-cash impairment charge of $26.3 million. The Company sold some of this equipment for net proceeds of $506 thousand. The remaining equipment assets were classified as Assets Held for Sale on the condensed consolidated balance sheet at September 30, 2024.

In the third quarter of 2024, the Company began to market its Rollo Bay farm on Prince Edward Island, Canada for sale and reclassified the net book value of $9.8 million for the associated assets as Assets Held for Sale on the condensed consolidated balance sheet at September 30, 2024.

Assets Held for Sale	September 30, 2024
Rollo Bay farm	$9,758,644
Ohio equipment	25,528,210
Total assets held for sale	$35,286,854

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses and negative cash flows from operations and expects that this will continue for the foreseeable future. As of September 30, 2024, the Company had $500 thousand in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, including its ability to sell its Rollo Bay farm and additional equipment from the Ohio farm to generate liquidity to fund ongoing operations, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, or on terms acceptable to the Company, or at all. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. Until such time as the Company reaches profitability, it will require additional financing to fund its operations and execute its business plan.

3. Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2023. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2024, results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

Revenue recognition

The Company is comprised of one reporting segment and generates revenue from the sale of its products. Revenue is recognized when the customer takes physical control of the goods in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for the goods. Revenue excludes any sales tax collected and includes any estimate of future credits.

During the three and nine months ended September 30, 2024, the Company recognized the following product revenue:

	Three Months Ended September 30, 2024
	U.S.	Canada	Total
Non-GE Atlantic salmon eggs	$-	$32,317	$32,317
Other revenue	-	15,495	15,495
Total Revenue	$-	$47,812	$47,812

	Nine Months Ended September 30, 2024
	U.S.	Canada	Total
GE Atlantic salmon	$395,157	$-	$395,157
Non-GE Atlantic salmon and fry	-	34,743	34,743
Non-GE Atlantic salmon eggs	-	257,728	257,728
Other revenue	-	17,634	17,634
Total Revenue	$395,157	$310,105	$705,262

During the three and nine months ended September 30, 2023, the Company recognized the following product revenue:

	Three Months Ended September 30, 2023
	U.S.	Canada	Total
GE Atlantic salmon	$632,307	$-	$632,307
Non-GE Atlantic salmon and fry	-	88,584	88,584
Other revenue	-	12,242	12,242
Total Revenue	$632,307	$100,826	$733,133

	Nine Months Ended September 30, 2023
	U.S.	Canada	Total
GE Atlantic salmon	$1,779,045	-	$1,779,045
Non-GE Atlantic salmon and fry	-	122,841	122,841
Non-GE Atlantic salmon eggs	-	730	730
Other revenue	-	16,793	16,793
Total Revenue	$1,779,045	$140,364	$1,919,409

During the three and nine months ended September 30, 2024 and 2023, the Company had the following customer concentration of revenue:

	Three Months Ended September 30,
	2024	2023
Customer A	—	36%
Customer B	—	19%
Customer C	—	12%
All other	100%	33%
Total of all customers	100%	100%

	Nine Months Ended September 30,
	2024	2023
Customer A	20%	43%
Customer B	—	18%
Customer C	6%	15%
Customer D	25%	—
All other	49%	24%
Total of all customers	100%	100%

Net loss per share

Basic and diluted net loss per share available to common stockholders have been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic net loss per share is based solely on the number of shares of common stock outstanding during the period. Fully diluted net loss per share includes the number of shares of common stock issuable upon the exercise of warrants or options with an exercise price less than the fair value of the common stock. Since the Company is reporting a net loss for all periods presented, all potential shares of common stock are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended September 30,
Weighted Average Outstanding	2024	2023
Stock options	72,375	76,811
Warrants	-	-
Unvested stock awards	14,831	35,085

	Nine Months Ended September 30,
Weighted Average Outstanding	2024	2023
Stock options	73,590	55,922
Warrants	-	1,227
Unvested stock awards	22,206	24,869

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

The amendments in this update are effective for public entities for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments should be adopted on a retrospective basis and early adoption is permitted.  The Company is evaluating the impact of the update but does not believe that adoption will have a material impact on its results of operations or financial condition.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions and investing in cash equivalents with maturities of less than 90 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts totaled $87 thousand and $227 thousand as of September 30, 2024 and December 31, 2023, respectively.

5. Inventory

Major classifications of inventory are summarized as follows:

	September 30, 2024	December 31, 2023
Feed	$22,270	$167,136
Eggs and fry	444,000	147,998
Fish in process	—	1,418,469
Inventory	$466,270	$1,733,603

6. Prepaid and other current assets

Major classifications of prepaid and other current assets are summarized as follows:

	September 30, 2024	December 31, 2023
Receivables	$526,261	$1,216,585
Prepaid insurance	404,469	388,049
Prepaid supplies	86,390	85,988
Prepaid professional services	50,000	-
Deposits and other	21,893	9,651
Total prepaid expenses and other current assets	$1,089,013	$1,700,273

7. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows:

	September 30, 2024	December 31, 2023
Land	$2,336,416	$2,974,685
Building and improvements	1,359,401	15,804,739
Construction in process	77,089,742	147,755,336
Equipment	1,376,023	18,285,038
Office furniture and equipment	97,767	231,758
Vehicles	106,325	108,120
Total property and equipment	$82,365,674	$185,159,676
Less accumulated depreciation and amortization	(2,177,224)	(10,778,294)
Property, plant and equipment, net	$80,188,450	$174,381,382

Depreciation expense was $857 thousand and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, construction in process included $77.1 million for construction related to the Ohio farm site. An additional $6.3 million has been contractually committed for the Ohio farm site as of September 30, 2024.

See Note 1 for discussions on the reclassification of property, plant and equipment to Assets Held for Sale.

8. Debt

	Interest rate	Monthly repayment	Maturity date	September 30, 2024	December 31, 2023
ACOA AIF Grant	0%	Royalties	-	$2,125,219	$2,166,289
ACOA term loan #1	0%	C$3,120	Feb 2027	66,985	89,460
ACOA term loan #2	0%	C$4,630	Sep 2029	205,542	240,946
ACOA term loan #3	0%	C$6,945	Dec 2025	77,075	125,712
ACOA term loan #4	3.0%	C$1,674	Mar 2034	117,102	—
Kubota Canada Ltd.	0%	C$1,142	Jan 2025	3,381	11,202
DFO term loan	0%	C$14,896	Jan 2034	1,422,722	1,305,193
Finance PEI term loan	6.5%	C$19,913	Dec 2028	1,630,233	1,713,837
JMB Capital Partners Lending	15.0%	$0	Jul 2024	—	—
First Farmers Bank & Trust term loan	5.4%	$56,832	Oct 2028	—	2,891,763
Total debt				$5,648,259	$8,544,402
less: debt issuance costs				—	(37,236)
less: current portion				(349,312)	(795,300)
Long-term debt, net				$5,298,947	$7,711,866

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

In December 2023, AQUA Bounty Canada Inc. (the “Canadian Subsidiary”) entered into a Contribution Agreement with the Atlantic Canada Opportunities Agency, whereby it is eligible to receive up to C$612 thousand ($452 thousand) to support business productivity and scale-up for its Rollo Bay farm (the “ACOA term loan #4”). On February 29, 2024, the Canadian Subsidiary borrowed C$158 thousand ($117 thousand) under the ACOA term loan #4. Borrowings are at a 3% interest rate, and monthly repayments commence in April 2025, with maturity in March 2034.

In September 2020, the Canadian Subsidiary entered into a Contribution Agreement with the Department of Fisheries and Ocean's Atlantic Fisheries Fund, whereby it is eligible to receive up to C$1.9 million ($1.4 million) to finance new equipment for its Rollo Bay farm (the “DFO Term Loan”). As of December 31, 2023, the Canadian Subsidiary had borrowed C$1.7 million ($1.3 million) under the facility, and on September 3, 2024, the Canadian Subsidiary borrowed an additional C$192 thousand ($142 thousand) under the DFO Term Loan. Borrowings are interest free and monthly repayments commence in November 2024, with maturity in January 2034.

The Company recognized interest expense of $1.8 million and $196 thousand for the nine months ended September 30, 2024 and 2023, respectively, on its interest-bearing debt.

Principal payments due on the long-term debt are as follows:

Total
2024 remaining	$77,914
2025	363,244
2026	308,870
2027	291,462
2028	1,579,913
Thereafter	3,026,856
Total	$5,648,259

9. Leases

The tables below summarize the Company’s outstanding lease liabilities at September 30, 2024 and December 31, 2023 and its lease expense for the three and nine months ended September 30, 2024 and 2023:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$58,291	$281,104
Right-of-use assets obtained for new lease liabilities	-	84,143

Other current liabilities	27,962	30,863
Operating lease liabilities	30,329	250,241
Total operating lease liabilities	$58,291	$281,104

Weighted average remaining lease term	2.0 years	22.5 years
Weighted average discount rate	8%	8%

Remaining payments under leases:
Year	Amount
2024 remaining	$7,870
2025	31,796
2026	21,826
2027	-
2028	-
Thereafter	-
Total lease payments	61,492
Less: imputed interest	(3,201)
Total operational lease liabilities	$58,291

	Three Months Ended September 30,
	2024	2023
Operating lease expense	$8,803	$4,243
Short-term lease expense	-	18,202
Lease payments included in operating cash flows	8,803	26,688

	Nine Months Ended September 30,
	2024	2023
Operating lease expense	$32,679	$29,987
Short-term lease expense	-	36,662
Lease payments included in operating cash flows	32,679	70,892

10. Stockholders’ equity

Share-based compensation

At September 30, 2024, the Company has reserved 71,918 and 14,665 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively, under its 2006 and 2016 Equity Incentive Plans. An additional 72,176 shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

A summary of the Company’s unvested stock awards for the nine months ended September 30, 2024, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2023	34,140	$11.91
Granted	—	—
Vested	(18,756)	13.57
Forfeited	(719)	13.07
Unvested at September 30, 2024	14,665	$9.73

During the nine months ended September 30, 2024 and 2023, the Company expensed $106 thousand and $294 thousand, respectively, related to the stock awards. At September 30, 2024, the balance of unearned share-based compensation to be expensed in future periods related to the stock awards is $101 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 0.7 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	75,669	$41.64
Issued	—	—
Exercised	—	—
Forfeited	(2,023)	8.46
Expired	(1,728)	305.16
Outstanding at September 30, 2024	71,918	$36.24
Exercisable at September 30, 2024	56,160	$43.87

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of ten years from the date of issuance. There were no stock options granted during the nine months ended September 30, 2024.

There was no intrinsic value for options outstanding or exercisable at September 30, 2024 and December 31, 2023.

The following table summarizes information about options outstanding and exercisable at September 30, 2024:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	32,267	8.4	17,753
$20.00 - $50.00	35,107	5.1	33,863
$100.00 - $200.00	2,369	5.3	2,369
$200.00 - $500.00	2,175	2.6	2,175
	71,918		56,160

Total share-based compensation on stock-option grants amounted to $134 thousand and $130 thousand for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $75 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 0.7 years.

11. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at September 30, 2024, will not have a material adverse effect on the Company’s financial position or results of operations.

12. Income Taxes

The Company incurred losses for the nine months ended September 30, 2024 and is forecasting additional losses through the remainder of the year ending December 31, 2024, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2024. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2024, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

13. Subsequent Events

On October 17, 2024, the Company received the $500 thousand escrow balance outstanding on the sale of its Indiana farm.

On October 29, 2024, the Company entered into a Promissory Note (the “Note”) with Latham & Watkins LLP to convert outstanding and future legal fee advances to a term loan. The Note has a face amount of $1.5 million and is secured by the equipment assets of the Company’s Ohio subsidiary. The Note’s terms include a repayment schedule, which, if not met, would accrue interest at the default rate of 3% of the missed payment balance. The outstanding loan balance and any accrued interest is due on December 31, 2025.

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

Overview

We believe that we are a distinctive brand in land-based aquaculture. As a vertically integrated Company, we have decades of experience in farming Atlantic salmon from broodstock to grow out. We leverage our operational expertise and advances in fish breeding, genetics, and health and nutrition, to deliver innovative solutions that address food insecurity and climate change issues. Our land-based farms utilize recirculating aquaculture systems, which are designed to prevent disease and include multiple levels of fish containment designed to protect wild fish populations. Our primary farming principle is to raise nutritious salmon that is free of antibiotics and located close to key consumption markets, in a manner that is good for the environment, good for the fish and good for consumers.

Until 2024, our primary product was our GE Atlantic salmon, which received FDA approval in 2015 as the first genetically engineered animal available for sale for human consumption. Although we commenced commercial activities in 2021 with operations in the United States and Canada, we are not currently growing our GE Atlantic salmon for sale and consumption, as we have sold our Indiana farm and we have paused construction activities at our Ohio farm.

We are engaged in genetic, genomic, fish health and fish nutrition research, which drive continuous improvement in our operations and may lead to new, disruptive technologies and products that could further expand our competitive offerings.

Company Update

We have been pursuing a growth strategy that includes the construction of large-scale recirculating aquaculture system farms for producing our GE Atlantic salmon. Our farm in Pioneer, Ohio was under construction and roughly 30% complete, but construction activities were paused in 2023. To fund the construction cost, we were using cash on hand, which was to be supplemented by a municipal bond financing. However, during the initial two years of construction, the cost estimate for the farm increased substantially and eventually exceeded our ability to complete the proposed financing. Consequently, we require new financing to provide liquidity for working capital and to fund the completion of our farm in Pioneer, Ohio. To meet this need, we have engaged an investment bank to pursue a range of funding and strategic alternatives, including the completed sale of our Indiana farm. We continue to pursue funding sources, including our decision to sell our Rollo Bay farm, the sale of non-core equipment assets from our Ohio farm, debt financing secured by our unencumbered assets, and potential strategic transactions.

Inflation

Recently, elevated global inflation rates continue to impact all areas of our business. We are experiencing higher costs for farming supplies, wage rates, and other direct operating expenses, as well as for capital expenditures related to the construction of our farm in Ohio. We expect inflation to continue to negatively impact our results of operations for the near-term.

Financial Overview

We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our commercial activities.

Product Revenue

We have generated product revenue primarily through the sales of our GE Atlantic salmon, supplemented by sales of conventional Atlantic salmon, salmon eggs, fry, and byproducts. With the sale of our Indiana farm, our product revenues will consist of conventional Atlantic salmon eggs and salmon byproducts from our Fortune Bay farm on Prince Edward Island for the near term.

Product Costs

Product costs include the labor and related costs for producing our Atlantic salmon eggs and to grow out our fish and fry, including feed, oxygen, and other direct costs; overhead; and the cost to process and ship our products to customers. A portion of production costs is absorbed into inventory as fish eggs or fish in process to the extent that these costs do not exceed their net realizable value. The costs that are not absorbed into inventory, as well as any net realizable value inventory adjustments, are classified as product costs.

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

In the second quarter of 2024, we began marketing the Indiana farm for sale and on June 28, 2024, we signed a Purchase and Sale Agreement with a buyer for a sale price of $9.5 million less transaction expenses, which included certain equipment assets that had been purchased for our Ohio farm. Based on this agreement, we recorded an additional non-cash impairment charge of $18.2 million and classified the assets to be sold in the transaction as Assets Held for Sale on our condensed consolidated balance sheet at June 30, 2024. The transaction closed on July 26, 2024, and we received proceeds of $9.0 million at closing and $500 thousand on October 17, 2024. Related transaction expenses were $305 thousand.

In the second quarter of 2024, we initiated a plan to sell additional equipment from our Ohio farm to generate liquidity, resulting in a non-cash impairment charge of $26.3 million. We sold some of this equipment for net proceeds of $506 thousand. The remaining equipment assets were classified as Assets Held for Sale on our condensed consolidated balance sheet at September 30, 2024.

In the third quarter of 2024, we began to market our Rollo Bay farm on Prince Edward Island, Canada for sale and reclassified the net book value of $9.8 million for the associated assets as Assets Held for Sale on our condensed consolidated balance sheet at September 30, 2024.

Other Expense

Interest expense includes the interest on our outstanding loans and other interest expense. Other (expense) income, net includes bank charges, fees, gains or losses on asset sales, and interest income.

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
	(unaudited)
Product revenue	$48	$733	(685)	(93)%
Operating expenses:
Product costs	425	4,096	(3,671)	(90)%
Sales and marketing	44	192	(148)	(77)%
Research and development	52	184	(132)	(72)%
General and administrative	1,888	2,335	(447)	(19)%
Operating loss	2,361	6,074	(3,713)	(61)%
Other expense	(1,043)	(64)	(979)	1,530%
Net loss	$3,404	$6,138	(2,734)	(45)%

Product Revenue

	Three Months Ended September 30,			%
	2024	2023	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt)	-	144	(144)	(100)%
Product revenue
GE Atlantic salmon revenue	$-	$632	$(632)	(100)%
Non-GE Atlantic salmon revenue	32	89	(57)	(64)%
Other revenue	16	12	4	33%
Total product revenue	$48	$733	$(685)	(93)%

The decrease in revenue during the current period was primarily the result of the decrease in the sale of GE Atlantic salmon due to the sale of the Indiana farm.

Product Costs

Product costs for the three months ended September 30, 2024 were down from the corresponding period in 2023, primarily due to the sale of the Indiana farm.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2024 were down from the corresponding period in 2023, primarily due to decreases in personnel costs, marketing programs, and share-based compensation costs in our efforts to reduce operating spend.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 were down from the corresponding period in 2023, primarily due to decreases in personnel costs and project spending in our efforts to reduce operating spend.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were down from the corresponding period in 2023, primarily due to decreases in personnel costs, state excise tax liabilities, professional services, legal fees, share-based compensation costs, and travel in our efforts to reduce operating spend.

Other Expense

Other expense for the three months ended September 30, 2024 is comprised of interest expense, bank charges and gains or losses on asset sales, less interest income, and other expense for the three months ended September 30, 2023 is comprised of interest expense and bank charges, less interest income. Interest expense in the three months ended September 30, 2024 included the costs for our bridge loan.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
	(unaudited)
Product revenue	$705	$1,919	(1,214)	(63)%
Operating expenses:
Product costs	6,543	11,446	(4,903)	(43)%
Sales and marketing	188	584	(396)	(68)%
Research and development	236	486	(250)	(51)%
General and administrative	7,835	8,403	(568)	(7)%
Long-lived asset impairment	48,733	-	48,733	—%
Operating loss	62,830	19,000	43,830	231%
Other expense	(2,247)	(133)	(2,114)	1,589%
Net loss	$65,077	$19,133	45,944	240%

Product Revenue

	Nine Months Ended September 30,			%
	2024	2023	Change	Change
	(unaudited)
Harvest of GE Atlantic salmon (mt)	415	369	46	12%
Product revenue
GE Atlantic salmon revenue	$395	$1,779	$(1,384)	(78)%
Non-GE Atlantic salmon revenue	292	124	168	135%
Other revenue	18	16	2	13%
Total product revenue	$705	$1,919	$(1,214)	(63)%

The decrease in revenue during the current period was primarily the result of the decrease in the sale of GE Atlantic salmon due to the sale of the Indiana farm, partially offset by increased sales of conventional Atlantic salmon, eggs and fry from our Rollo Bay farm. The wind down of operations at the Indiana farm required harvesting predominantly below-market sized fish, which impacted the average selling price during the current period.

Product Costs

Product costs for the nine months ended September 30, 2024 were down from the corresponding period in 2023, primarily due to the sale of the Indiana farm.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2024 were down from the corresponding period in 2023, primarily due to decreases in personnel costs, marketing programs, travel, and share-based compensation costs in our efforts to reduce operating spend.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 were down from the corresponding period in 2023, primarily due to decreases in personnel costs and project spending in our efforts to reduce operating spend.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were down from the corresponding period in 2023, primarily due to decreases in personnel costs, state excise tax liabilities, share-based compensation costs, and travel, in our efforts to reduce operating spend, partially offset by increases in legal fees.

Long-lived Asset Impairment

During the nine months ended September 30, 2024, we recorded a non-cash asset impairment charge of $48.7 million against the long-lived assets of the Indiana farm and certain equipment assets of the Ohio farm. We determined the impairment charge, based on the estimate of the potential market value of the asset group to be sold or available for sale, net of selling costs, compared to the current net book value of those assets.

Other Expense

Other expense for the nine months ended September 30, 2024 is comprised of interest expense, bank charges and gains or losses on asset sales, less interest income, and other expense for the nine months ended September 30, 2023 is comprised of interest expense and bank charges, less interest income. Interest expense in the nine months ended September 30, 2024 included the costs for our bridge loan.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,		Dollar	%
	2024	2023	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(12,700)	$(18,462)	5,762	(31)%
Investing activities	6,789	(66,260)	73,049	(110)%
Financing activities	(2,788)	(148)	(2,640)	1,784%
Effect of exchange rate changes on cash	(4)	(1)	(3)	300%
Net change in cash, cash equivalents and restricted cash	$(8,703)	$(84,871)	76,168	(90)%

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024, was primarily comprised of our $65.1 million net loss, partially offset by non-cash depreciation and share-based compensation charges of $1.1 million, long-lived asset impairment charges of $48.7 million, and working capital sources of $2.5 million. Net cash used in operating activities during the nine months ended September 30, 2023 was primarily comprised of our $19.1 million net loss and working capital uses of $1.4 million, partially offset by non-cash depreciation and share-based compensation charges of $2.0 million.

Spending on operations decreased in the current period, before the recording of non-cash asset impairment charges against the Indiana farm and certain equipment assets of the Ohio farm, due to reductions in personnel, marketing programs, outside research projects, professional services, and share-based compensation. Increases in cash provided by working capital was due to reductions in inventory and other current assets and increases in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, we used $2.7 million for the purchase of property, plant and equipment at our farm sites, and we received $9.5 million from the sale of our Indiana farm and certain equipment from our Ohio farm. During the same period in 2023, we used $66.3 million for construction activities and the purchase of equipment at our farm sites.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, we received $6.8 million from new debt and made $9.5 million in term debt repayments. During the same period in 2023, we received $394 thousand from new debt and made $542 thousand in term debt repayments.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of September 30, 2024, we had $500 thousand of cash and cash equivalents. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

In April 2024, we entered into a Loan Agreement with JMB Capital Partners Lending, LLC to fund working capital through a secured term loan of up to $10 million that was scheduled to mature on July 31, 2024 or, if earlier, upon the sale of certain collateral or upon an Event of Default (as defined in the Loan Agreement). Of the total loan amount, $5 million was advanced in April 2024 and $1.5 million was advanced in July 2024. The loan bore interest at a rate of 15% on its outstanding principal balance and was subject to a commitment fee equal to 5% and an exit fee equal to 8%. Of the initial loan advancement, approximately $2.8 million was used to pay the remaining outstanding balance of our term loan with First Farmers Bank & Trust, upon which the $1 million of restricted cash held by us as of December 31, 2023 was no longer deemed to be restricted. The outstanding loan balance of $6.5 million was repaid on July 26, 2024 from the net proceeds of the Indiana farm sale.

On July 26, 2024, we completed the sale of our Indiana farm, along with certain equipment assets from our Ohio farm for net proceeds of $9.2 million. We plan to sell our Rollo Bay farm and additional equipment assets from our Ohio farm in order to increase our cash liquidity and fund our ongoing operations.

Until such time, if ever, as we can generate positive cash flows from operating activities, we may finance our cash needs through a combination of sales of non-core assets, equity offerings, debt financings, government or other third-party funding, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of holders of our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements, or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or to grant licenses on terms that may not be favorable to us.

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

There have been no material changes to these estimates, or the policies related to them, during the nine months ended September 30, 2024. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of September 30, 2024 and December 31, 2023, we had $1.8 million and $4.6 million, respectively, in interest-bearing debt instruments on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2024 (the “Evaluation Date”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the period from incorporation to September 30, 2024, we have incurred cumulative net losses of approximately $286 million. These losses reflect our personnel, research and development, production and marketing costs. Our ability to realize revenues and the timing thereof are not certain, and achieving revenues does not assure that we will become profitable. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to grow our business and increase our revenues. We expect our expenses to fluctuate as we transform our business.

There is substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred cumulative net losses and negative cash flows from operations and expect that this will continue for the foreseeable future. As of September 30, 2024, we had $500 thousand in cash and cash equivalents.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema document.
101.CAL	XBRL taxonomy extension calculation linkbase document.
101.LAB	XBRL taxonomy label linkbase document.
101.PRE	XBRL taxonomy extension presentation linkbase document.
101.DEF	XBRL taxonomy extension definition linkbase document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

* The certification furnished in Exhibit 32.1 is deemed to be furnished and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AQUABOUNTY TECHNOLOGIES, INC.

November 5, 2024	/s/ David F. Melbourne Jr.
David F. Melbourne Jr.
Chief Executive Officer and President (Principal Executive Officer)

/s/ David A. Frank
David A. Frank
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)