Form 10-K
period 2024-12-31
AQUABOUNTY TECHNOLOGIES INC
filed 2025-03-27
CIK 1603978

Hell

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 28, 2024, the aggregate market value of the 3,811,249 shares of common stock held by non-affiliates of the registrant was approximately $6.1 million. At March 24, 2025, the registrant had 3,869,361 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2025 (the “2025 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10‑K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

•our ability to raise additional funds, including from the sale of non-current assets, in sufficient amounts on a timely basis, on acceptable terms, or at all;

•our ability to retain and reengage key vendors and engage additional vendors, as needed;

•our ability to obtain approvals and permits to construct and operate our farms without delay;

•our ability to finance our Ohio Farm Project through the placement of municipal bonds, which may require restrictive debt covenants that could limit our control over the farm’s operation and restrict our ability to utilize any cash that the farm generates;

•risks related to potential strategic acquisitions, investments or mergers;

•risks of disease outbreaks in Atlantic salmon farming;

•our ability to efficiently and cost-effectively produce and sell salmon at large commercial scale;

•security breaches, cyber-attacks and other disruptions could compromise our information, or expose us to fraud or liability, or interrupt our operations;

•any further write-downs of the value of our assets;

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business, including those described in the “Risk Factors” section in Part I, Item 1A. of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:

•We have a history of net losses and we expect to incur future losses, and there is substantial doubt about our ability to continue as a going concern.

•There can be no assurance that substantial additional capital will be available on a timely basis, on acceptable terms, or at all, or that such funds, if raised, would be sufficient to enable us to continue to implement our business strategy.

•If we lose key vendors, including those necessary to complete the construction of our Ohio Farm Project, or are unable to engage additional vendors, it could delay our construction or commercialization plans.

•We require approvals and permits to construct and operate our farms, and any delay or denial of those approvals or permits could potentially delay or halt certain operations and commercial efforts.

•Delays and defects may prevent the commencement of farm operations.

•The financing of our Ohio Farm Project through the placement of municipal bonds may require restrictive debt covenants that could limit our control over the farm’s operation and restrict our ability to utilize a portion of any cash that the farm generates.

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

•Security breaches, cyber-attacks and other disruptions could compromise our information, or expose us to fraud or liability, or interrupt our operations, which would cause our business and reputation to suffer.

•We may be required to further write-down the value of our assets at the end of a reporting period.

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

ii

Part I

Item 1.  Business

Overview

Company Update

AquaBounty has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing our genetically engineered Atlantic salmon (the “GE Atlantic salmon”). We had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (the “Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired our ability to pursue municipal bond financing, which was a necessary component of our funding strategy. We subsequently engaged an investment bank to pursue a range of funding and strategic alternatives, and to assist management in the prioritization of our core assets. These efforts resulted in the sale of our grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout the year of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of our Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”), and our intellectual property for the GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. During 2024, we also focused on cost containment to preserve and extend our available cash. After completion of these transactions, our primary remaining asset is our investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (the “Ohio Farm Site”). We continue to work with our investment bank to identify the optimal path forward for realizing the potential of this asset, either through new investment, partnership or other strategic options.

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024 and our Canadian Farms in March 2025. These farms have been designated as discontinued operations in our consolidated financial statements for the years ended December 31, 2024 and 2023 in this Form 10-K (see Note 4 to our consolidated financial statements for additional information).

Impairment Charges

During the second quarter of 2024, we began to market our Indiana Farm for sale. The sale was completed in July and included certain Ohio Equipment Assets that had been purchased for the Ohio Farm Project. Based on the net sale price, we recorded an impairment charge against the Indiana Farm of $22.5 million. We then conducted an impairment analysis of the remaining Ohio Equipment Assets, resulting in an impairment charge of $26.3 million. At that time, we made the decision to continue to sell certain of our Ohio Equipment Assets in order to generate cash for liquidity, and therefore we reclassified our Ohio Equipment Assets as Assets Held for Sale on our consolidated balance sheet.

We continued to sell Ohio Equipment Assets during the remainder of the year, and based on these additional transactions, we conducted an impairment analysis at year-end on the remaining Ohio Equipment Assets that were held for sale, along with the Ohio Farm Site. As a result of this analysis, we recorded impairment charges of $18.2 million and $57.3 million against the Ohio Equipment Assets and the Ohio Farm Site, respectively.

In December of 2024, we entered into a Letter of Intent with a buyer to purchase the Canadian Farms. The transaction closed in March 2025 and included all of our Corporate IP. Based on the net sale price, we recorded impairment charges of $5.4 million and $0.2 million against the Canadian Farms and Corporate IP, respectively. The table below depicts the impairments charges recorded during 2024 by asset group totaling $129.8 million.

Corporate History

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

We have striven to be a leader in the field of land-based aquaculture and the use of technology for improving its productivity and sustainability, and our objective has been to ensure the availability of high-quality seafood to meet growing global consumer demand, while addressing critical production constraints in one of the most popular farmed species. Our strategy has been based on our four core competencies: our proprietary GE Atlantic salmon, our experience operating land-based farms, our vertical integration, and our expertise in biotechnology.

We do not currently operate any salmon farms, as we have sold our Indiana Farm and our Canadian Farms. We have also sold the intellectual property for our GE Atlantic salmon, included in our Corporate IP. Our primary asset is our Ohio Farm Site, which consists of the land and the construction in process for a commercial scale recirculating aquaculture production facility, for which we have engaged an investment banker to advise us on a range of strategic alternatives.

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

Aquaculture Industry

Aquaculture is the farming of aquatic organisms such as fish, shellfish, crustaceans, and aquatic plants. It involves cultivating freshwater or saltwater species under controlled conditions, as an alternative to the commercial harvesting of wild species of aquatic organisms. According to the Food and Agriculture Organization of the United Nations (“FAO”), aquaculture was a $296 billion industry in 2022, with salmon farming accounting for $22 billion.

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

Traditional Fisheries Cannot Meet the Demand

The increased demand for fish protein cannot be satisfied from traditional capture fisheries. FAO research indicates that 25% of all major marine fisheries are subjected to severe overfishing, while an additional 52% are fully exploited. Total production from global capture fisheries has been relatively stable since the late-1980s, with catches generally fluctuating between 86 million metric tons and

96 million metric tons per year, with 91 million metric tons recorded in 2022, the last year for which data is available from FAO. In contrast, over the same period, aquaculture fish production has grown from 14 million metric tons to a level of 94 million metric tons in 2022 and now accounts for 51% of global fish production. Feeding the growing population and meeting the demand for fish protein will require aquaculture production to nearly double by 2050.

Salmon Farming

Atlantic salmon farming is a major industry in the cold-water countries of the northern and southern hemispheres. According to Kontali, global Atlantic salmon aquaculture harvests grew by approximately 5% annually between 2017 and 2022, reaching 2.9 million metric tons with a value of $22 billion.

Limitations of Conventional Sea-Cage Salmon Farming

Conventional salmon aquaculture takes place in large cages (sea-cages) in coastal waterways exposed to currents, which can bring a variety of pathogens in contact with the farmed salmon. The presence of pathogens in an uncontrolled environment is a universally accepted fact in human and animal health. Such disease agents in these uncontrolled water currents can result in infection that spreads within the captive population. The risks and outcomes of conventional, open sea-cage systems are well established, including the susceptibility to extreme weather conditions, and are often evidenced by outbreaks of a variety of bacterial and viral diseases, as well as water fouling and contamination due to algal blooms and similar events. This risk of disease has led to the widespread use of antibiotics, vaccines, and other pharmacological agents.

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

Land-Based RAS Production

Closed, contained, land-based production systems using RAS technology can be used for the grow-out of fish and are less susceptible to disease-related pressures of conventional salmon farming, because this type of culture system is isolated from the environment. RAS facilities employ sophisticated water treatment technology, including the use of ozone, salt treatment and ultraviolet radiation to kill potential bacterial, fungal, or viral pathogens which might enter the system. In addition, incoming water is similarly filtered and treated prior to entering the system, and water quality is regularly measured as part of the standard procedures. The fish in RAS facilities are generally not vaccinated against typical fish diseases, and no antibiotics, pesticides, or pharmacological agents are typically required. RAS facilities employ effective biosecurity to prevent disease by reducing or eliminating the introduction of pathogens and continuously treating the water to assure optimal fish health. RAS production allows fish to be raised in optimized conditions with total control of the water coming in and going out of the system, while recirculating greater than 95% of the water used.

In addition to biosecurity measures to optimize fish health, RAS farms feature multiple layers of containment designed to prevent escapes. The multiple layers of containment provide a much-needed solution to raising fresh, healthy seafood in a manner that prevents harming native fish populations. This method of land-based fish farming has been promoted by many environmental non-governmental organizations (“NGOs”), and it does not pose a threat to wild salmon populations.

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

As a commodity food item, the price of Atlantic salmon is variable based on the supply and demand for product weekly. Urner Barry publishes an index that provides comprehensive market coverage across all major center-of-the-plate food proteins, taking into account differences for fish size and quality.

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

Ohio Farm Project

Current Status

We commenced construction on the Ohio Farm Site and began ordering Ohio Equipment Assets (together, the “Ohio Farm Project”) in the first quarter of 2022 and spent roughly $145 million on the project before construction was halted in June 2023, due to increases in costs from inflation and other factors. At the time of the construction stoppage, roughly 30 percent of the facility had been completed.

Source: AquaBounty

Cost to Complete

Preparing cost and timing estimates for complex RAS farms is inherently difficult and subject to change based on a number of factors, including design changes, elevated inflationary pressure on costs of materials and labor, the impact of health epidemics, construction delays, dependence on contractors, the impact of increasing interest rates on financing costs, customer requirements and unexpected complications. At the time that we halted construction on the Ohio Farm Site, our estimate for the total cost for the Ohio Farm Project, including construction, land, equipment, insurance and ancillary costs was in the range of $485 million to $495 million, substantially above our previous estimates, and significantly higher than what we could finance.

Plan for Completion

We have been working with our investment bank on strategic alternatives for the Ohio Farm Site, including new investment to allow for the completion of the Ohio Farm Project construction. Alternatives include new equity funding, partnerships or joint ventures. We believe that funding of roughly $400 million will be required to complete the construction and replace the Ohio Equipment Assets that have been sold. This figure, however, is based on the current design and expected use of the facility as a salmon grow-out farm. Depending on the strategic alternative that we follow, the design (smaller or larger production volume) and use of the farm (salmon or other species) could be changed, which could result in a different cost of completion number.

The picture below shows a design rendering of the inside of the Ohio Farm Project once completed.

Source: AquaBounty

Human Capital Resources

As of March 24, 2025, our total headcount was four, all of whom have corporate roles.

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

Risks Relating to our Business and Future Plans

We have a history of net losses and expect to incur future losses, and there is substantial doubt about our ability to continue as a going concern.

In the period from incorporation to December 31, 2024, we have incurred cumulative net losses of approximately $370 million, and we expect to incur additional net losses in future periods. These losses are related to our personnel, research and development, production and marketing costs. As of December 31, 2024, we had $230 thousand in cash and cash equivalents.

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

There can be no assurance that substantial additional capital will be available on a timely basis, on acceptable terms, or at all, or that such funds, if raised, would be sufficient to enable us to continue to implement our business strategy.

We require new financing to provide liquidity for working capital and to fund the completion of our Ohio Farm Project. To meet this need, we have engaged an investment bank to pursue a range of funding and strategic alternatives, including potential joint venture partnerships or other strategic transactions. There is no guarantee that additional funds will be available on a timely basis, on acceptable terms, or at all, or that such funds, if raised, would be sufficient to enable us to continue to implement our business strategy. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of holders of our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances with third parties, we may have to relinquish valuable rights to our future revenue streams on terms that may not be favorable to us.

If we lose key vendors, including those necessary to complete the construction of our Ohio Farm Project, or are unable to engage additional vendors, it could delay our construction or commercialization plans.

The completion of the construction of our Ohio Farm Project depends on our construction and equipment vendors’ willingness to continue to support the project once we are ready to resume construction. Due to the rising project cost estimate, we paused construction activities in July 2023, while we pursue additional financing. There can be no guarantee that our vendors will be available or willing to reengage construction activities on the project when we have completed our financing and are ready to resume construction. If our vendors are not ready to resume construction activities, or if we need to engage new vendors, it could delay our construction and commercialization plans.

We require approvals and permits to construct and operate our Ohio Farm Project, and any delay or denial of those approvals or permits could potentially delay or halt certain operations and commercial efforts.

We may not be able to obtain the approvals and permits that will be necessary in order to construct and operate our Ohio Farm Project as planned. We will need to obtain a number of required permits in connection with the hydrology, construction and operation of our Ohio Farm Project, which is often a time-consuming process. Delays or conditions imposed in obtaining the required approvals and permits for our farms, have delayed and may further delay our expected construction completion, commercial stocking and first sale dates and/or lead to further cost increases. If we are unable to obtain the required approvals and permits for our Ohio Farm Project, we will not be able to construct the farm. In addition, federal, state and local governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

Delays and defects may prevent the commencement of farm operations.

Delays and defects may cause our costs to increase to a level that would make our Ohio Farm Project too expensive to construct or unprofitable. If we resume construction of our Ohio Farm Project, we may suffer significant delays or cost overruns due to shortages of workers or materials, construction and equipment cost escalation, transportation constraints, adverse weather, unforeseen difficulties or labor issues, or changes in political administrations at the federal, state or local levels that result in policy changes. Defects in materials or workmanship could also delay the completion of our Ohio Farm Project, increase production costs or negatively affect the quality of our products. Due to these or other unforeseen factors, we may not be able to proceed with the construction or operation of our Ohio Farm Project in a timely manner or at all.

The financing of our Ohio Farm Project through the placement of municipal bonds may require restrictive debt covenants that could limit our control over the farm’s operation and restrict our ability to utilize a portion of any cash that the farm generates.

We anticipate using both equity and debt to finance the construction and initial working capital for our Ohio Farm Project. Debt financing will likely contain certain customary restrictive covenants that require us to maintain certain operating ratios and may restrict our use of any cash that is generated by the farm. The amount of debt used to finance the project may be significant and may require the use of a trustee to oversee the project funds and to monitor the project’s performance and adherence to any restrictive covenants. Failure to meet the restrictive covenants over a period of time could result in more oversight by the trustee and a loss of some of our control over the operation, or could even result in the trustee stepping in to manage the farm’s operation.

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

•risks associated with entering markets in which we have no or limited prior experience; and

•potential loss of key employees.

We do not have extensive experience in managing the integration process, and we may not be able to successfully integrate any businesses, assets, products, technologies, or personnel that we might acquire in the future without a significant expenditure of operating, financial, and management resources. The integration process could divert management time from focusing on operating our business, result in a decline in employee morale, or cause retention issues to arise from changes in compensation, reporting relationships, future prospects, or the direction of the business. Certain transactions may require us to record periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition. In addition, we may acquire companies that have insufficient internal financial controls, which could impair our ability to integrate the acquired company and adversely impact our financial reporting. If we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization, our business and financial condition may be adversely affected.

Risks Relating to Our Business

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

Although we have over two decades of experience in successfully raising Atlantic salmon in land-based systems, we do not currently have an operating farm and we no longer own the intellectual property of the GE Atlantic salmon, as our Corporate IP was recently sold in a transaction involving the sale of our Canadian Farms. Our business plans depend on our ability to produce salmon in a large, commercial scale farm. We have limited experience constructing, ramping up, and managing such large, commercial-scale facilities, and we may not have anticipated all of the factors or costs that could affect our production, harvest, sale, and delivery of salmon at such a scale. For example, we may encounter operational challenges for which we are unable to identify a workable solution, control deficiencies may surface, our vendors may experience capacity constraints, or our production cost and timeline projections may prove to be inaccurate. Any of these could decrease process efficiency, create delays, and increase our costs. We are also subject to volatility in market demand and prices.

In addition, competitive pressures, customer volatility and the possible inability to secure established and ongoing customer partnerships and contracts, may result in a lack of buyers for salmon. Customers may not wish to follow our terms and conditions of sale, potentially resulting in a violation of labeling or disclosure laws, improper food handling, nonpayment for product, and similar issues. The competitive landscape for salmon may create challenges in securing competitive pricing for our salmon to reach our competitive goals. In addition, it is possible that we may not be able to service our customers to meet their expectations regarding fish quality, ongoing harvest supply availability, order processing fill rate, on time or correct deliveries, potential issues with third-party processors, and other factors, which could impact our relationships with customers, our reputation, and our business results.

Security breaches, cyber-attacks and other disruptions could compromise our information, or expose us to fraud or liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we use third-party, cloud-based servers and networks to store sensitive data, including our proprietary business and financial information; general business information regarding our customers, suppliers, and business partners; and personally identifiable information of employees. The security of our network and the storage and maintenance of sensitive information is critical to our business. Despite our security measures, our and our third-party providers’ information technology and infrastructure are subject and vulnerable to cyber-attacks by hackers, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. A breach of our or our third parties’ security could compromise our and/or their networks, and the information stored could be accessed, manipulated, publicly disclosed, lost, or stolen. Any such access, manipulation, disclosure, or loss of information could result in errors in our records, fraudulent use of our financial information or theft of assets, legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, liability under laws that protect the privacy of personal information (including fines and penalties), theft of our intellectual property, damage to our reputation and/or significant system restoration or remediation and future compliance costs. In addition, our systems could be the subject of denial of service or other interference, which could disrupt our business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We may be required to further write down the value of our assets at the end of a reporting period.

Any adjustments to the carrying value of our assets are reported as an impairment charge on our income statement. Such adjustments may be material in any given period and could adversely affect our financial condition and results of operations.

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

Global health concerns like the COVID-19 pandemic could result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. Impacts related to global health events have included, and in the future may include, shortages of packaging workers and transportation suppliers, slower and more expensive harvests and increased culling activity, supply chain disruptions, facility and production suspensions, and decreased demand for other goods and services, including salmon in the institutional sales chain.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including elevated interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

We currently have cash and cash equivalents deposited in Citizens Bank, N.A. representing 100% of our total amounts. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our uninsured deposits at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners and employees, which could have an adverse effect on our business and financial condition.

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

On October 31, 2022, we received a letter (the “2022 Notice”) from Nasdaq notifying us that, because the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, it no longer complied with the minimum bid price requirement for continued listing on Nasdaq. The 2022 Notice had no immediate effect on our listing or on the trading of our common stock. The 2022 Notice provided us with a compliance period of 180 calendar days, or until May 1, 2023, to regain compliance. We were subsequently granted an additional 180 calendar days, or until October 30, 2023, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on Nasdaq.

To improve the price level of our common stock so that we could regain compliance with the minimum bid price requirement, on October 12, 2023, our stockholders approved a reverse stock split of our common stock, and our Board of Directors approved a split ratio of 1-for-20. The reverse stock split was implemented on October 16, 2023, and on October 30, 2023, we received a notice from Nasdaq confirming that we had regained compliance with the minimum bid price requirement.

On January 15, 2025, we received a letter (the “2025 Notice”) from Nasdaq notifying us that, because the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, it no longer complied with the minimum bid price requirement for continued listing on Nasdaq. The 2025 Notice had no immediate effect on our listing or on the trading of our common stock. The 2025 Notice provides us with a compliance period of 180 calendar days, or until July 15, 2025, to regain compliance. If we do not regain compliance by July 15, 2025, we may be eligible for an additional 180-calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards on the Nasdaq Capital Market (except the bid price requirement). In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. If we are not granted an additional 180-day compliance period, then Nasdaq would provide written notification that our common stock will be subject to delisting. At that time, we would be able to appeal the determination to delist our common stock to a Nasdaq hearings panel.

There can be no assurance that we will regain compliance with the Nasdaq minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements or be successful in appealing any delisting determination. Any failure to comply with Nasdaq listing rules could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter markets, which would likely have less liquidity and more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of our common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be significantly adversely affected.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. There were no material cybersecurity breaches during 2024. See “Risk Factors – Security breaches, cyber-attacks and other disruptions could compromise our information, expose us to fraud or liability, or interrupt our operations, which would cause our business and reputation to suffer.”

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

Item 2.  Properties

Our corporate headquarters is located in Harvard, Massachusetts and consists of approximately 2,000 square feet of office space under a three-year lease. In 2022, we purchased a parcel of land in Pioneer, Ohio on which we commenced construction of a 479,000 square foot production grow-out farm. However, in July 2023, we announced a pause on the construction, which is still in effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Legal Proceedings

On February 28, 2025, a complaint was filed by Gilbane Building Company (“Gilbane”) against AquaBounty Farms Ohio, LLC, (“AFO”) in the Court of Common Pleas, Williams County, Ohio. The complaint alleges that Gilbane and AFO entered into a contract pursuant to which Gilbane furnished certain materials, services, equipment, and labor for altering, constructing, and improving certain land, buildings, and structures at the Ohio Farm Project and that AFO failed to pay outstanding amounts owed under such contract. The complaint also notes that Gilbane filed a mechanic’s lien on the Ohio Farm Site on September 11, 2024, in the amount of $1,544,662.59. Gilbane alleges various causes of action, including breach of contract, and is seeking monetary damages and foreclosure of the mechanic’s lien. The Company and AFO are currently assessing next steps.

Other than as disclosed above, we are not party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our future business, consolidated results of operations, cash flows, or financial position. We may, from time to time, be subject to legal proceedings and claims arising from the normal course of business activities.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “AQB.” As of March 24, 2025, 3,869,361 shares of our common stock were issued and outstanding.

As of March 24, 2025, there were approximately 215 holders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The transfer agent for our common stock is Computershare Trust Company, N.A.

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

Company Update

AquaBounty has historically pursued a growth strategy that included the construction of large-scale RAS farms for producing our GE Atlantic salmon. We had commenced construction of our 10,000 metric ton Ohio Farm Project, but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired our ability to pursue municipal bond financing, which was a necessary component of our funding strategy. We subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of our core assets. These efforts resulted in the sale of our Indiana Farm in July 2024, recurring sales throughout the year of selected Ohio Equipment Assets originally intended for the Ohio Farm Project, and the sale of our Canadian Farms, and our Corporate IP in March 2025. During 2024, we also focused on cost containment to preserve and extend our available cash. After completion of these transactions, our primary remaining asset is our investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the Ohio Farm Site. We continue to work with our investment bank to identify the optimal path forward for realizing the potential of this asset, either through new investment, partnership or other strategic options.

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024 and our Canadian Farms in March 2025. These farms have been designated as discontinued operations in our consolidated financial statements for the years ended December 31, 2024 and 2023 in this Form 10-K (see Note 4 to our consolidated financial statements for additional information).

Impairment Charges

During the second quarter of 2024, we began to market our Indiana Farm for sale. The sale was completed in July and included certain Ohio Equipment Assets that had been purchased for the Ohio Farm Project. Based on the net sale price, we recorded an impairment charge against the Indiana Farm of $22.5 million. We then conducted an impairment analysis of the remaining Ohio Equipment Assets, resulting in an impairment charge of $26.3 million. At that time, we made the decision to continue to sell certain of our Ohio Equipment Assets in order to generate cash for liquidity, and therefore we reclassed our Ohio Equipment Assets as Assets Held for Sale on our consolidated balance sheet.

We continued to sell Ohio Equipment Assets during the remainder of the year, and based on these additional transactions, we conducted an impairment analysis at year-end on the remaining Ohio Equipment Assets that were held for sale, along with the Ohio Farm Site. As a result of this analysis, we recorded impairment charges of $18.2 million and $57.3 million against the Ohio Equipment Assets and the Ohio Farm Site, respectively.

In December of 2024, we entered into a Letter of Intent with a buyer to purchase the Canadian Farms. The transaction closed in March 2025 and included all of our Corporate IP. Based on the net sale price, we recorded impairment charges of $5.4 million and $0.2 million against the Canadian Farms and Corporate IP, respectively. The table below depicts the impairments charges recorded during 2024 by asset group totaling $129.8 million.

Financial Overview

With the winding down of our fish rearing operations, we have significantly reduced our headcount and on-going operating costs. We maintain a small core group of corporate individuals to oversee our strategic options, our asset sale transactions and our books and records. As of December 31, 2024, we had an accumulated deficit of $370 million and $230 thousand in cash and cash equivalents on our consolidated balance sheet. With the sale of our Canadian Farms and additional sales of our Ohio Equipment Assets, we have $557 thousand in cash as of March 24, 2025. We require new funding to provide liquidity for working capital and to fund the completion of our Ohio Farm Project. Consequently, our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all.

Sales and Marketing Expenses

Our sales and marketing expenses include salaries and related costs for our sales personnel and agency fees for market-related activities and communications. As of December 31, 2024 and 2023, we had zero and one employee, respectively, dedicated to sales and marketing. We do not expect sales and marketing expenses in the near term.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of salaries and related overhead expenses for personnel in research and development functions; fees paid to contract research organizations and consultants who perform research for us; and costs related to laboratory supplies used in our research and development efforts. As of December 31, 2024 and 2023, we employed four and six scientists and technicians, respectively, at our farms to oversee the lines of fish we maintain for research and development purposes. With the sale of our Canadian Farms in March 2025, we no longer have research and development operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal services. We had five and 15 employees in our general and administrative group at December 31, 2024 and 2023, respectively. We expect our general and administrative expenses to decrease substantially as a result of the winding down of our fish rearing activities and the sales of our Indiana Farm and Canadian Farms.

Long-lived Asset Impairment

During the second quarter of 2024, we began to market our Indiana Farm for sale. The sale was completed in July and included certain Ohio Equipment Assets that had been purchased for the Ohio Farm Project. Based on this transaction, we then conducted an impairment analysis of the remaining Ohio Equipment Assets, resulting in an impairment charge of $26.3 million. At that time, we made the decision to continue to sell certain of our Ohio Equipment Assets in order to generate cash for liquidity, and therefore we reclassed our Ohio Equipment Assets as Assets Held for Sale on our consolidated balance sheet.

We continued to sell Ohio Equipment Assets during the remainder of the year, and based on these additional transactions, we conducted an impairment analysis at year-end on the remaining Ohio Equipment Assets that were held for sale, along with the Ohio Farm Site. As a result of this analysis, we recorded impairment charges of $18.2 million and $57.3 million against the Ohio Equipment Assets and the Ohio Farm Site, respectively. We also recorded an impairment charge of $0.2 million against Corporate IP in conjunction with the sale of our Canadian Farms.

Other Income (Expense), Net

Interest expense includes the interest on our loans and accounts payable for our continuing operations. Other income (expense) includes bank charges, fees, interest income, and miscellaneous gains or losses on asset disposals from our continuing operations.

Loss from Discontinued Operations

Loss from Discontinued Operations includes all operating costs for our Indiana Farms and our Canadian Farms, including fish and egg production costs, sales and marketing, research and development, general and administrative expenses, $27.9 million of non-cash long-lived asset impairment charges recorded in conjunction with the sales of the Indiana Farm and the Canadian Farms, a $1.0 million net realizable value adjustment of inventory for the Indiana Farm, interest expense, banking fees and other charges.

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

Valuation of Long-Lived Assets

We evaluate long-lived assets to be held and used, which include property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Our decision in 2024 to sell certain Ohio Equipment Assets and the Canadian Farms to provide additional liquidity indicated the carrying amount of all Ohio Farm Project property, plant and equipment may not be recoverable. We compared future anticipated undiscounted cash flows for the different Ohio Farm Project asset groups to the carrying value of such asset groups, noting that the carrying value of these assets exceeded the cash flows. Therefore, we proceeded to engage a third-party valuation consultant to assist in the calculation of the fair values of these different asset groups.

Fair value of the Ohio Equipment Assets as of December 31, 2024 was determined based upon our actual experience of similar sales for these assets in 2024 and early 2025. The fair value of the Ohio Farm Site land and construction in process was primarily determined based on the income approach. The income approach is a valuation technique in which fair value is based on forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk, as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on various established business models, incorporating adjustments to reflect management's planned changes in operations and market considerations. The discount rate utilizes a risk adjusted weighted average cost of capital. To assess the reasonableness of the calculated fair value, we compared the ratio of fair value to carrying value prior to the recording of any impairment to the ratio of net realizable values to the carrying value prior to impairment to our transactions involving the Indiana Farm, Canadian Farms and Ohio Equipment Asset sales.

During the year ended December 31, 2024, we recorded $101.9 million of impairment charges from continuing operations to write down the carrying value of long-lived assets. See additional discussion regarding this impairment in "Notes to the Consolidated Financial Statements - Notes 4 and 6 appearing elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of these items, see “Note 2 – Recently Issued Accounting Standards” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Results of Operations

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars (in thousands) and as a percentage:

	Years Ended December 31,		Dollar	%
	2024	2023	Change	Change
Costs and expenses
Sales and marketing	$191	$650	(459)	(71)%
Research and development	203	506	(303)	(60)%
General and administrative	9,130	12,516	(3,386)	(27)%
Long-lived asset impairment	101,915	-	101,915	—%
Operating loss	111,439	13,672	97,767	715%
Other expense	2,314	169	2,145	1,269%
Loss from continuing operations	113,753	13,841	99,912	722%
Loss from discontinued operations	35,440	13,717	21,723	158%
Net loss	$149,193	$27,558	121,635	441%

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2024 decreased $459 thousand or 71% from the year ended December 31, 2023, primarily due to decreases in personnel costs, marketing programs, and share-based compensation costs related to the sale of our production grow-out Indiana Farm.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024 decreased $303 thousand or 60% from the year ended December 31, 2023, primarily due to decreases in personnel costs and project spending in our efforts to reduce operating spend.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 decreased $3.4 million or 27% from the year ended December 31, 2023, primarily due to decreases in personnel costs, professional service fees, legal costs, state excise tax liabilities, share-based compensation costs, and travel, related to the sale of our production grow-out farm in Indiana, and our efforts to reduce operating spend.

Long-lived Asset Impairment

For the year ended December 31, 2024, we recorded non-cash impairment charges of $101.7 million and $0.2 million against the long-lived assets of the Ohio Farm Project and Corporate IP, respectively. We determined the impairment charges based on the estimate of potential market value of the asset group compared to the carrying value of those assets.

Other Expense

Other expense for 2024 and 2023 is comprised of interest income, interest on debt, bank charges, and miscellaneous gains and losses on the disposal of assets. The increase in other expense of $2.1 million in the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to interest expense related to the cost of our bridge loan.

Loss from Discontinued Operations

The loss from discontinued operations for the year ended December 31, 2024 was significantly higher than for the year ended December 31, 2023 as a result of $27.9 million in non-cash asset impairment charges recorded in conjunction with the sales of the Indiana Farm and the Canadian Farms and a $1.0 million net realizable value adjustment of inventory for the Indiana Farm. The 2024 loss was partly offset by lower Indiana Farm losses, as we owned the farm for only seven months in 2024, as compared to twelve months in 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses from operations since our inception in 1991, and, as of December 31, 2024, we had an accumulated deficit of $370 million. We expect to continue to experience significant losses for the foreseeable future, and we will require additional cash to provide liquidity for working capital and to fund the completion of our Ohio Farm Project. Liquidity has primarily come from equity financings, supplemented by debt transactions and asset sales.

During 2024 and 2023, we received $6.9 million and $418 thousand, respectively, in debt proceeds. During 2024, we sold $10.5 million of assets. In the future, we expect to use a combination of asset sales and debt issuances to fund our remaining operations.

As of December 31, 2024, we had $230 thousand in cash and cash equivalents. With the sale of our Canadian Farms and additional sales of our Ohio Equipment Assets, we have $557 thousand in cash as of March 24, 2025.

Our principal contractual commitments include capital expenditure obligations, repayments of debt and related interest, and payments under operating leases. Refer to the notes in our consolidated financial statements for further information about our capital expenditure commitments (Note 6), debt (Note 7), and lease payment obligations (Note 10).

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Years Ended December 31,		Dollar	%
	2024	2023	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(13,863)	$(24,236)	10,373	(43)%
Investing activities	7,563	(68,893)	76,456	(111)%
Financing activities	(2,664)	(309)	(2,355)	762%
Effect of exchange rate changes on cash	(10)	3	(13)	(433)%
Net change in cash	$(8,974)	$(93,435)	84,461	(90)%

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2024, was primarily due to our $149.2 million net loss, partially offset by non-cash depreciation and share-based compensation charges of $1.2 million, long-lived asset impairment charges of $129.8 million, and working capital sources of $4.3 million. Spending on both continuing and discontinued operations decreased in the current year, before the recording of non-cash asset impairment charges, due to the sale of the Indiana Farm, and reductions in personnel, marketing programs, outside research projects, professional services, and share-based compensation. The increase in cash provided by working capital sources was due to reductions in inventory and other current assets, along with increases in accounts payable and accrued liabilities.

Net cash used in operating activities during the year ended December 31, 2023, was primarily due to our $27.6 million net loss, partially offset by non-cash depreciation and share-based compensation charges of $2.7 million and working capital sources of $604 thousand. Spending on operations increased in 2023 as compared to 2022 due to increases in production activities at our Rollo Bay and Indiana farm sites, increases in headcount and increases in costs for excise taxes, legal fees and professional fees. Increase in cash provided by working capital was primarily due to a decrease in inventory and prepaid expenses, partially offset by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $7.6 million during the year ended December 31, 2024, compared to net cash used in investing activities of $68.9 million during the year ended December 31, 2023. During 2024, we used $2.9 million for the purchase of property, plant and equipment at our farm sites, and we received $10.5 million from the sale of our Indiana Farm and certain Ohio Equipment Assets. During 2023, we used $65.1 million for construction charges and equipment deposits for our Ohio Farm Project, and $2.2 million and $1.6 million for equipment purchases and deposits for our Indiana Farm and Canadian Farms, respectively.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.7 million during the year ended December 31, 2024, compared to $309 thousand during the year ended December 31, 2023. During 2024, we received $6.9 million in proceeds from new debt, and we repaid $9.6 million of outstanding debt. During 2023, we received $418 thousand in proceeds from new debt, and we repaid $726 thousand of outstanding debt.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of December 31, 2024, we had $230 thousand of cash and cash equivalents. With the sale of our Canadian Farms and additional sales of our Ohio Equipment Assets, we have $557 thousand in cash as of March 24, 2025. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

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

During 2024, we completed the sale of our Indiana Farm, along with certain Ohio Equipment Assets for net proceeds of $9.2 million. In March 2025, we completed the sale of our Canadian operations for net proceeds of $1.9 million. We plan to continue to sell available Ohio Equipment Assets to increase our cash liquidity and fund our working capital and the construction of our Ohio Farm Project.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of December 31, 2024 and December 31, 2023, we had $1.3 million and zero, respectively, in interest-bearing debt instruments for our continuing operations, and $1.6 million and $4.6 million, respectively, in interest-bearing debt for our discontinued operations on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2024 (the “Evaluation Date”), our management, with the participation of our Interim Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, our Interim Chief Executive Officer and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Interim Chief Executive Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report on Form 10‑K does not include an auditor’s attestation of management’s assessment of internal control over financial reporting as of December 31, 2024, as we are not an “accelerated filer” under SEC rules.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10‑K.

We have adopted an Insider Trading Policy, that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Insider Trading Policy is filed as exhibit 19.1 to this Annual Report of Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10‑K, for Deloitte & Touche LLP (PCAOB ID No. 34).

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

3.8*	Amended and Restated Bylaws of AquaBounty Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
4.1*	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
4.2*	Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed on January 9, 2018).
4.3*	Description of Registrant’s securities. (incorporated by reference to Exhibit 4.3 to the Registration’s Annual Report on Form 10-K, filed on March 10, 2020).
10.1*†	AquaBounty Technologies, Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
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

10.5*†	AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
10.6*†	Amendment No. 1 to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 2. 2019).
10.7*†	Amendment No. 2 to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2020).
10.8*†

Form of Stock Option Agreement pursuant to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form 10, filed on December 12, 2016).

10.9*†

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

10.12†

Amended and Restated Employment Agreement, by and between David Frank and AquaBounty Technologies, Inc., dated March 29, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2023).

10.13†

Employment Agreement, by and between Angela Olsen and AquaBounty Technologies, Inc., dated November 1, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2023).

10.14†

Form of Restricted Stock Unit Agreement pursuant to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2023).

10.15†	Amendment No. 3 to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 26, 2023).
10.16^

Agreement For Construction Management Services Between AquaBounty Farms Ohio LLC and Gilbane Building Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2023).

10.17#

Loan and Security Agreement, dated as of April 18, 2024, by and among AquaBounty Technologies, Inc., AquaBounty Farms, Inc., AquaBounty Farms Indiana, AquaBounty Farms Ohio and JMB Capital Partner Lenders LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 19, 2024).

10.18#

Asset Purchase Agreement, dated as of June 28, 2024, by and among AquaBounty Farms Ohio LLC, AquaBounty Farms Indiana LLC, and Superior Fresh LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 2, 2024).

19.1	Insider Trading Policy
21.1	List of Subsidiaries of AquaBounty Technologies, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy, Adopted November 1, 2023(incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on April 1, 2024).
101.INS	Inline XBRL instance document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema document.
101.CAL	Inline XBRL taxonomy extension calculation linkbase document.
101.DEF	Inline XBRL taxonomy extension definition linkbase document.
101.LAB	Inline XBRL taxonomy label linkbase document.
101.PRE	Inline XBRL taxonomy extension presentation linkbase document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in exhibit 101).

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

AQUABOUNTY TECHNOLOGIES, INC.

By:	/s/ David A. Frank
David A. Frank
Interim Chief Executive Officer, Chief Financial Officer and Treasurer

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

Signature	Title	Date

/s/ Sylvia A. Wulf	Board Chair	March 27, 2025
Sylvia A. Wulf

/s/ David A. Frank	Interim Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 27, 2025
David A. Frank

/s/ Ricardo Alvarez	Lead Independent Director	March 27, 2025
Ricardo Alvarez

/s/ Erin Sharp	Director	March 27, 2025
Erin Sharp

/s/ Gail Sharps Myers	Director	March 27, 2025
Gail Sharps Myers

/s/ Christine St.Clare	Director	March 27, 2025
Christine St.Clare

/s/ Rick Sterling	Director	March 27, 2025
Rick Sterling

/s/ Michael Stern	Director	March 27, 2025
Michael Stern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AquaBounty Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AquaBounty Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred cumulative net losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-Lived Assets – Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company reviews the carrying value of its long-lived assets when facts and circumstances suggest that they may be impaired. The carrying values of such assets are considered impaired when the estimated undiscounted cash flow from such assets are less than their carrying values. An impairment loss is recognized in the amount of the difference between the carrying amount and the fair value of such assets.

In December 2024, the Company executed a letter of intent with a third party to sell its Canadian operations, which was completed in March 2025. This transaction ceased the Company’s current fish rearing operations and caused the Company to evaluate the Ohio farm site construction in process for impairment, resulting in a non-cash impairment charge of $57.3 million for the year ended December 31, 2024.

We identified the fair value measurement of the Ohio farm site construction in process as a critical audit matter because of the significant estimates and assumptions made by management including those related to the discount rate and capitalization rates. This required a high degree of auditor judgment and subjectivity, including the need to involve fair value specialists, to evaluate the reasonableness of management’s estimates and assumptions related to future cash flows and selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the Ohio farm site construction in process included the following, among others:

• Obtained an understanding of the design of controls associated with management’s process for recording impairment charges.

• Tested for the appropriate application of accounting guidance related to the impairment of long-lived assets, including judgments made by management related to the asset group subject to impairment.

• Evaluated the reasonableness of the methodology used by management and the assumptions used in the estimation of future cash flows.

• Verified the impairment calculations were mathematically accurate.

• Developed an independent estimate of the fair value of the Ohio farm site construction in process.

• Evaluated the Company’s disclosures related to the impairment of long-lived assets to assess their conformity with the applicable accounting standards.

• With the assistance of our fair value specialists, we evaluated the fair value of the impaired assets.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

March 27, 2025

We have served as the Company's auditor since 2021.

AquaBounty Technologies, Inc.

Consolidated Balance Sheets

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$230,362	$8,203,869
Prepaid expenses and other current assets	292,018	1,148,730
Current assets held for sale	10,819,909	21,658,597
Total current assets	11,342,289	31,011,196

Property, plant and equipment, net	22,668,000	144,103,468
Right of use assets, net	51,509	77,877
Intangible assets, net	—	204,436
Restricted cash	—	1,000,000
Non-current assets held for sale	—	11,154,451
Total assets	$34,061,798	$187,551,428

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$10,104,853	$12,112,673
Accrued employee compensation	977,088	336,409
Current debt	1,261,039	524,462
Other current liabilities	28,527	26,368
Current liabilities held for sale	3,830,041	1,771,423
Total current liabilities	16,201,548	14,771,335

Long-term lease obligations	22,982	51,509
Non-current liabilities held for sale	—	3,215,513
Long-term debt, net	1,996,558	4,496,353
Total liabilities	18,221,088	22,534,710

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,865,778 and 3,847,022 shares outstanding at December 31, 2024 and
2023, respectively	3,866	3,847
Additional paid-in capital	386,297,611	385,998,213
Accumulated other comprehensive loss	(688,229)	(405,464)
Accumulated deficit	(369,772,538)	(220,579,878)
Total stockholders' equity	15,840,710	165,016,718

Total liabilities and stockholders' equity	$34,061,798	$187,551,428

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
	2024	2023

Costs and expenses
Sales and marketing	$191,299	$649,568
Research and development	203,296	506,243
General and administrative	9,129,645	12,515,834
Long-lived asset impairment	101,914,874	—
Total costs and expenses	111,439,114	13,671,645

Operating loss	111,439,114	13,671,645

Other expense
Interest expense	(2,285,017)	(234,954)
Other (expense) income, net	(28,802)	65,672
Total other expense	(2,313,819)	(169,282)

Loss from continuing operations	113,752,933	13,840,927

Loss from discontinued operations	35,439,727	13,716,974

Net loss	$149,192,660	$27,557,901

Other comprehensive (loss) income
Foreign currency (loss) gain	(282,765)	111,311

Comprehensive loss	$149,475,425	$27,446,590

Basic and diluted net loss per share
from continuing operations	$(29.47)	$(3.60)
from discontinued operations	(9.18)	(3.57)
Total basic and diluted net loss per share	$(38.65)	$(7.17)

Weighted average number of common shares -
basic and diluted	3,860,454	3,844,239

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2022	3,834,383	$3,834	$385,455,961	$(516,775)	$(193,021,977)	$191,921,043
Net loss					(27,557,901)	(27,557,901)
Other comprehensive income				111,311		111,311
Share-based compensation	12,639	13	542,252			542,265
Balance at December 31, 2023	3,847,022	$3,847	$385,998,213	$(405,464)	$(220,579,878)	$165,016,718

Balance at December 31, 2023	3,847,022	$3,847	$385,998,213	$(405,464)	$(220,579,878)	$165,016,718
Net loss					(149,192,660)	(149,192,660)
Other comprehensive loss				(282,765)		(282,765)
Share-based compensation	18,756	19	299,398			299,417
Balance at December 31, 2024	3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Operating activities
Net loss	$(149,192,660)	$(27,557,901)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	904,136	2,158,231
Share-based compensation	299,417	542,265
Long-lived asset impairment	129,826,403	—
Other non-cash items	43,393	16,604
Changes in operating assets and liabilities:
Inventory	1,723,559	546,847
Prepaid expenses and other assets	1,277,535	375,430
Accounts payable and accrued liabilities	614,562	(50,602)
Accrued employee compensation	640,679	(267,119)
Net cash used in operating activities	(13,862,976)	(24,236,245)

Investing activities
Purchases of and deposits on property, plant and equipment	(2,929,908)	(68,889,540)
Proceeds from asset sales	10,493,222	—
Other investing activities	—	(3,263)
Net cash provided by (used in) investing activities	7,563,314	(68,892,803)

Financing activities
Proceeds from issuance of debt	6,934,832	417,673
Repayment of term debt	(9,598,544)	(726,140)
Net cash used in financing activities	(2,663,712)	(308,467)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,133)	2,827
Net change in cash, cash equivalents and restricted cash	(8,973,507)	(93,434,688)
Cash, cash equivalents and restricted cash at beginning of period	9,203,869	102,638,557
Cash, cash equivalents and restricted cash at end of period	$230,362	$9,203,869

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$230,362	$8,203,869
Restricted cash	—	1,000,000
Total cash, cash equivalents and restricted cash	$230,362	$9,203,869

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash from continuing operations	$2,157,195	$220,125
Interest paid in cash from discontinued operations	$107,260	$69,013
Property and equipment included in accounts payable and accrued liabilities	$9,205,819	$11,670,996

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

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

The Company has historically pursued a growth strategy that included the construction of large-scale RAS farms for producing its GE Atlantic salmon. The Company had commenced construction of its 10,000 metric ton Ohio Farm Project, but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired its ability to pursue municipal bond financing, which was a necessary component of its funding strategy. The Company subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of the Company’s core assets. These efforts resulted in the sale of the Company’s Indiana Farm in July 2024, recurring sales throughout the year of selected Ohio Equipment Assets, and the sale of the Company’s Canadian Farms and its Corporate IP in March 2025. During 2024, the Company also focused on cost containment to preserve and extend its available cash. After completion of these transactions, the Company’s primary remaining asset is its investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the Ohio Farm Site. The Company continues to work with its investment bank to identify the optimal path forward for realizing the potential of this asset, either through new investment, partnership or other strategic options.

Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses of $370 million and expects that this will continue for the foreseeable future. As of December 31, 2024, the Company had $230 thousand in cash and cash equivalents on its consolidated balance sheet.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, including its ability to sell assets to generate liquidity to fund ongoing operations, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, or on terms acceptable to the Company, or at all. This raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2024, the Company’s management conducted a comprehensive process to explore and evaluate strategic alternatives to raise funds with the goal of maximizing stockholder value. Potential alternatives that were evaluated included, but were not limited to, equity or debt financing, a merger, and the sale of all or part of the Company.

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

for the years ended December 31, 2024 and 2023

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

Foreign currency translation

The functional currency of the Parent and U.S. subsidiaries is the US Dollar. The functional currency of the Canadian Subsidiary is the Canadian Dollar (C$). For the Canadian Subsidiary, assets and liabilities are translated at the exchange rates in effect at the balance sheet date, equity accounts are translated at the historical exchange rate, and the income statement accounts are translated at the average rate for each period during the year. Net translation gains or losses are adjusted directly to a separate component of other comprehensive income (loss) within stockholders’ equity.

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

The carrying amounts reported in the consolidated balance sheets for prepaid expenses and other current assets and accounts payable approximate fair value based on the short-term maturity of these instruments. All of the Company’s interest-bearing debt is at fixed rates. See Notes 4 and 6 for discussion of Level 3 non-recurring measurements used for long-lived assets.

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

for the years ended December 31, 2024 and 2023

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

Leases

The Company leases certain facilities, property, and equipment under noncancelable operating leases. A determination is made if an arrangement is a lease at its inception, and leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, expense is recognized on a straight-line basis over the lease term.

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be upheld under regulatory review. The resulting tax impact of these tax positions is recognized in the financial statements based on the results of this evaluation. The Company did not recognize any tax liabilities associated with uncertain tax positions, nor has it recognized any interest or penalties related to unrecognized tax positions. The Company is not currently under exam and is no longer subject to federal and state tax examinations by tax authorities for years before 2021.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Years Ended December 31,
Weighted Average Outstanding	2024	2023
Stock options	72,337	61,146
Warrants	-	917
Unvested stock awards	20,147	27,368

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

for the years ended December 31, 2024 and 2023

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting (“ASU 2023-07”), which requires that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The reporting requirements for ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. See the Company’s adoption of these disclosure requirements in Note 12.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to enhance the transparency of certain expense disclosures. The update requires disclosure of specific expense categories in the notes to the financial statements at interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impacts of this update and plans to adopt these amendments for annual disclosures in for the year ended December 31, 2027 and interim disclosures in the year ended December 31, 2028.

3. Risks and uncertainties

The Company is subject to risks and uncertainties associated with its current operations. Such risks and uncertainties include, but are not limited to: (i) timing of securing additional sources of cash; (ii) realization of asset values different than those recorded on the Company’s consolidated balance sheet; and (iii) stockholder approval of any plans made by the Company’s management and board of directors that require stockholder approval.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions and investing in cash equivalents with maturities of less than 90 days. The Company’s cash balances may at times exceed insurance limitations. The Company holds cash balances in bank accounts located in Canada to fund its local operations. These amounts are subject to foreign currency exchange risk, which is minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts at December 31, 2024 and 2023 totaled $166 thousand and $227 thousand, respectively.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

4. Discontinued Operations and Assets Held for Sale

In July 2024, the Company sold its Indiana Farm for a sale price of $9.5 million less transaction expenses of $305 thousand, which included certain Ohio Equipment Assets with a carrying value of $13.0 million that had been purchased for the Company’s Ohio Farm Project. In December 2024, the Company announced the winddown of its Canadian fish rearing operations and signed a Letter of Intent with a buyer to purchase the Canadian Farms (see Note 13). These decisions by the Company represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the operations of the Indiana Farm and the Canadian Farms have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of these operations are separately reported as “assets and liabilities held for sale” as of December 31, 2024 and 2023.

The sale of the Indiana Farm resulted in a $22.5 million non-cash impairment charge against long-lived assets and a $1.0 million net realizable value adjustment of inventory at the Indiana Farm. An impairment charge of $5.4 million was recorded against the long-lived assets of the Canadian Farms. The impairments and net realizable value adjustments are reflected in discontinued operations.

Provided below are the major areas of the financial statements that constitute discontinued operations:

	December 31, 2024	December 31, 2023
Current Assets
Inventory	$-	$1,733,603
Prepaid and other current assets	65,030	551,543
Property, plant and equipment, net	10,754,879	19,126,416
Other assets	-	247,035
Total current assets	$10,819,909	$21,658,597
Non-Current Assets
Property, plant and equipment, net	-	11,151,498
Other non-current assets	-	2,953
Total non-current assets	$-	$11,154,451
Current Liabilities
Accounts payable and accrued expenses	106,590	879,146
Accrued employee compensation	54,583	418,212
Current debt	3,260,005	270,838
Other current liabilities	408,863	203,227
Total current liabilities	$3,830,041	$1,771,423
Non-Current Liabilities
Long-term debt	-	3,215,513
Total non-current liabilities	$-	$3,215,513

	Years ended December 31,
	2024	2023
Revenue	$788,701	$2,472,659
Costs and expenses
Product costs	7,327,403	15,281,635
Sales and marketing	330	146,363
Research and development	27,015	197,580
General and administrative	863,760	492,035
Long-lived impairment	27,911,529	-
Operating loss	(35,341,336)	(13,644,954)
Other (expense) income	(98,391)	(72,020)
Loss from discontinued operations	$(35,439,727)	$(13,716,974)

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

	Years ended December 31,
	2024	2023
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$887,745	$2,132,950
Long-lived asset impairment	27,911,529	-
Other non-cash items	3,518	1,775
Changes in working capital	1,731,996	461,830
Cash flows from investing activities
Purchases of and deposits on property, plant and equipment	(97,837)	(3,799,253)
Other investing activities	-	(3,263)
Cash flows from financing activities
Proceeds from issuance of debt	434,832	417,673
Repayment of term debt	(206,781)	(216,883)

Included in the table above for Assets Held for Sale related to discontinued operations is $6.3 million of the Ohio Equipment Assets that are available for sale as of December 31, 2024. See Note 6 for additional information on these assets.

5. Prepaid and other current assets

Major classifications of prepaid and current assets are summarized as follows for December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Receivables	$-	$855,855
Prepaid insurance	203,999	213,208
Prepaid other	88,019	79,667
Total prepaid expenses and other current assets	$292,018	$1,148,730

6. Property, plant and equipment

Major classifications of property, plant and equipment are summarized as follows for December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Land	$641,345	$2,261,320
Construction in process	22,026,655	141,832,293
Vehicle	—	13,438
Total property and equipment	$22,668,000	$144,107,051
Less accumulated depreciation and amortization	—	(3,583)
Property, plant and equipment, net	$22,668,000	$144,103,468

The Company’s decision in 2024 to sell certain Ohio Equipment Assets, the Indiana Farm and the Canadian Farms to provide additional liquidity indicated the carrying amount of all Ohio Farm Project property, plant and equipment may not be recoverable. The Company compared future anticipated undiscounted cash flows for the different Ohio Farm Project asset groups to the carrying value of such asset groups, noting that the carrying value of these assets exceeded the cash flows. Therefore, the Company proceeded to calculate the fair values of these different asset groups, representing a Level 3 fair value measurement. The Company recorded non-cash impairment charges of $101.9 million against continuing operations during 2024, in addition to reclassifying $6.3 million of Ohio Equipment Assets to Assets Held for Sale as of December 31, 2024.

As of December 31, 2024, all construction in process related to the Ohio Farm Project and an additional $3.8 million remains contractually committed.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

7. Debt

The current terms and conditions of long-term debt outstanding as of December 31, 2024 and 2023 for continuing operations, are as follows:

	Interest rate	Monthly repayment	Maturity date	December 31, 2024	December 31, 2023
ACOA AIF Grant	0%	Royalties		$1,996,558	$2,166,289
Term Note	0%	—	Dec 2025	1,261,039	—
First Farmers Bank & Trust term loan	5.4%	—		—	2,891,763
Total debt				$3,257,597	$5,058,052
less: debt issuance costs				—	(37,237)
less: current portion				(1,261,039)	(524,462)
Long-term debt, net				$1,996,558	$4,496,353

Principal payments due on the long-term debt are as follows:

Total
2025	$1,261,039
2026	—
2027	—
2028	—
2029	—
Thereafter	1,996,558
Total	$3,257,597

ACOA Atlantic Innovation Fund (“AIF”) Grant

In January 2009, the Canadian Subsidiary was awarded an AIF grant from the Atlantic Canada Opportunities Agency to provide a contribution towards the funding of a research and development project. Contributions under the grant were made through 2014, and no further funds are available. Amounts claimed by the Canadian Subsidiary must be repaid in the form of a 10% royalty on any products that are commercialized out of this research project until the loan is fully repaid. Revenue from the sale of the Company’s GE Atlantic salmon is not subject to the royalty, and the Company does not expect to commercialize products that would be subject to the royalty in the next five years (see Note 13).

Term Note

On October 11, 2024, the Company entered into a secured promissory note (“Note”) for $1.3 million with a vendor for services provided during 2024. The Note is secured by the assets of the Company’s Ohio Farm Project and is due in full on December 31, 2025, with two intermediate scheduled payments. The Note carries no interest, except in the event of a default, in which case any amount due for payment will be assessed accrued interest at 3% per annum. At December 31, 2024, the Company was in default on its first scheduled payment (see Note 13).

JMB Capital Partners Lending Bridge Loan

In April 2024, the Parent and certain of its subsidiaries entered into a Loan and Security agreement (“Loan Agreement”) with JMB Capital Partners Lending, LLC (“JMB”) to fund working capital through a secured term loan of up to $10 million that was scheduled to mature on July 31, 2024 or, if earlier, upon the sale of certain collateral or upon an Event of Default (as defined in the Loan Agreement). Of the total loan amount, $5 million was advanced in April 2024 and $1.5 million was advanced in July 2024. The loan bore interest at a rate of 15% on its outstanding principal balance and was subject to a commitment fee equal to 5% and an exit fee equal to 8%. Of the initial loan advancement, approximately $2.8 million was used to pay the remaining outstanding balance of the Company’s term loan with First Farmers Bank & Trust. The outstanding loan balance with JMB of $6.5 million was repaid on July 26, 2024 from the net proceeds of the sale of the Indiana Farm.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

First Farmers Bank & Trust (“FFBT”) Term Loan

On July 31, 2020, the Company’s Indiana Subsidiary obtained a $4.0 million loan from First Farmers Bank and Trust. Net proceeds were $3.9 million after deducting $90 thousand in loan costs. The loan bore an interest rate of 5.375% for the first five years. The note required interest only payments for the first 13 months, followed by monthly principal and interest payments of approximately $57 thousand through maturity. The Company was required to comply with certain financial and non-financial covenants and provide certification of compliance quarterly. During 2022, FFBT removed two of the loan’s negative covenants, and the Company increased its required restrictive cash balance amount from $500 thousand to $1.0 million. The loan was also subject to certain prepayment penalties and was secured by the assets of the Indiana subsidiary and a guarantee by the Parent. The loan was repaid on April 18, 2024 from the proceeds of the JMB bridge loan.

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

In March 2016, the Company’s Board of Directors adopted the AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (as amended, the “2016 Plan”) to replace the 2006 Plan. The 2016 Plan provides for the issuance of incentive stock options, non-qualified stock options, and awards of restricted and direct stock purchases to directors, officers, employees, and consultants of the Company. Total common shares authorized under the 2016 Plan are 215,000, of which 81,287 shares are reserved for future issuance as of December 31, 2024.

Restricted stock

The Company’s restricted stock activity under the 2016 Plan is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2023	34,140	$11.91
Granted	—	—
Vested	(18,756)	13.57
Forfeited	(2,817)	13.07
Unvested at December 31, 2024	12,567	$9.18

During 2024 and 2023, the Company expensed $168 thousand and $360 thousand, respectively, related to restricted stock awards. At December 31, 2024, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $34 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 1.2 years.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

Stock options

The Company’s option activity under the 2006 Plan and the 2016 Plan is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	75,669	$41.64
Issued	—	—
Exercised	—	—
Forfeited	(6,456)	8.36
Expired	(4,308)	137.81
Outstanding at December 31, 2024	64,905	$38.57
Exercisable at December 31, 2024	56,500	$43.07

Options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of 10 years from the date of issuance.

There were no stock options granted in 2024. The weighted average fair value of stock options granted during 2023 was $5.02. There were no options exercised in 2024 and 2023. As of December 31, 2024 and 2023, the total intrinsic value of exercisable and outstanding options was $0.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

The following table summarizes information about options outstanding and exercisable as of December 31, 2024:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	26,701	8.5	18,688
$20.00 - $50.00	33,776	5.0	33,384
$100.00 - $200.00	2,253	5.3	2,253
$200.00 - $300.00	2,175	2.3	2,175
	64,905		56,500

The fair values of stock option grants to employees and members of the Board of Directors during 2023 were measured on the date of grant using Black-Scholes, with the following weighted average assumptions:

2023
Expected volatility	86%
Risk free interest rate	4.01%
Expected dividend yield	0.0%
Expected life (in years)	5

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

Total share-based compensation on stock-option grants amounted to $132 thousand and $182 thousand for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards is $49 thousand. The period over which the unearned share-based compensation is expected to be earned is 0.4 years.

Share-based compensation

The following table summarizes share-based compensation costs recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023:

	2024	2023
Sales and marketing	-	19,326
General and administrative	299,417	522,939
Total share-based compensation	$299,417	$542,265

9. Income taxes

The components of loss from continuing operations before income taxes for the years ended December 31, 2024 and 2023 are presented below:

	2024	2023
Domestic	$(113,738,637)	$(13,827,567)
Foreign	(14,296)	(13,360)
Loss before income taxes	$(113,752,933)	$(13,840,927)

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate for the years ended December 31, 2024 and 2023 primarily due to the following:

	2024	2023
Income tax benefit	$(23,888,116)	$(2,906,595)
State and provincial income tax	(6,687,580)	(899,637)
Permanent differences	30,587	39,924
Other, net	(4,759,245)	(554,090)
	$(35,304,354)	$(4,320,398)
Change in valuation allowance	35,304,354	4,320,398
Total income tax	$-	$-

As of December 31, 2024, the Company had domestic net operating loss carryforwards of approximately $139 million, after consideration of limitations pursuant to section 382, to offset future federal taxable income, which begin to expire in 2033. Of this amount, the Company had domestic net operating loss carryforwards of approximately $110 million, which can be carried forward indefinitely. The future utilization of certain historic net operating loss and tax credit carryforwards, however, is subject to annual use limitations based on the change in stock ownership rules of Internal Revenue Code Sections 382 and 383. The Company experienced a change in ownership under these rules during 2012 and revised its calculation of net operating loss carryforwards based on annual limitation rules. Since the Company has incurred only losses from inception and there is uncertainty related to the ultimate use of the loss carryforwards and tax credits, a valuation allowance has been recognized to offset the Company’s deferred tax assets, and no benefit for income taxes has been recorded.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$36,702,302	$29,443,307
Property and equipment	27,363,037	(1,031,300)
Intangibles	2,172,310	2,366,372
R&D costs	837,054	827,227
Other	296,757	461,500
Total deferred tax assets	$67,371,460	$32,067,106
Valuation allowance	(67,371,460)	(32,067,106)
Net deferred tax assets	$-	$-

10. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at December 31, 2024, will not have a material adverse effect on the Company’s financial position or results of operations.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

Lease commitments

The table below summarizes the Company’s lease right of use assets and obligations as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$51,509	$77,877

Other current liabilities	28,527	26,368
Long-term lease obligations	22,982	51,509
Total operating lease liabilities	$51,509	$77,877

	December 31, 2024	December 31, 2023
Operating lease expense	$30,573	$24,826
Short-term lease expense	-	48,968
Lease payments included in operating cash flows	30,573	75,885

Weighted average remaining lease term	1.8 years	2.8 years
Weighted average discount rate	8%	8%

Remaining payments under leases are as follows as of December 31, 2023:

Remaining payments under leases:
Year	Amount
2025	$31,796
2026	21,826
Thereafter	-
Total lease payments	53,622
Less: imputed interest	(2,113)
Total operational lease liabilities	$51,509

11. Retirement plan

The Company has a savings and retirement plan for its US employees that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees and provides for voluntary contributions by participating employees up to the maximum contribution allowed under the Internal Revenue Code. Contributions by the Company can be made, as determined by the Board of Directors, provided the amount does not exceed the maximum permitted by the Internal Revenue Code. Company contributions made and expensed in operations in connection with the plan during the years ended December 31, 2024 and 2023, amounted to $70 thousand and $77 thousand, respectively.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

12. Segment Reporting

The Company adopted ASU 2023-07 effective for the annual period beginning January 1, 2024. The enhanced segment disclosure requirements were applied retrospectively to all prior periods presented in the financial statements, and prior period disclosures were based on the significant segment expense categories identified and disclosed in the period of adoption.

The financial information presented to and reviewed by the Company’s chief operating decision maker, who is the interim chief executive officer, chief financial officer and treasurer, is not prepared in accordance with GAAP, therefore, certain accounting policies of the Company’s single operating and reportable segment differ significantly from those described in Note 2 - Summary of Significant Accounting Policies. The significant difference between how management prepares financial information for internal purposes and GAAP is that internal information is focused on overall cash expenditures.

Management monitors the financial results for internal purposes under a cash expenditure approach rather than GAAP, because management believes such results more closely align to how the business is currently managed with consideration of the Company’s overall focus on liquidity.

Management has identified net cash expenditures as the key performance measure that is used for evaluating the business. The chief operating decision maker uses this measure on a monthly basis when assessing performance and when making decisions about how to allocate operating resources, such as payments to vendors.

The Company believes that net cash expenditures, which is a non-GAAP measure, is the most directly comparable measure to GAAP. As such, the required disclosures of reportable segment expenses and segment loss in the tables below are prepared in accordance with the financial information presented to management and reviewed by the Company’s chief operating decision maker on a regular basis.

	December 31,	December 31,
$ thousands	2024	2023
Corporate	$7,273	$12,360
Indiana farm	3,340	12,075
Ohio farm	3,112	66,809
Canadian operations	3,869	5,573
Net cash expenditures	$17,594	$96,817

Reconciliation of net cash expenditures to
consolidated net loss:
Depreciation and amortization	904	2,158
Share-based compensation	299	542
Long-lived asset impairment	129,826	0
Capitalized expenditures	(2,930)	(68,890)
Loan principal payments	(544)	(726)
Product revenue	(789)	(2,473)
Net realizable value adjustments	1,093	0
Working capital changes	3,738	129
Consolidated net loss:	$149,193	$27,558

13. Subsequent events

On February 11, 2025, the Company conducted a virtual auction of certain Ohio Equipment Assets. Gross proceeds from the sale were $2.4 million and transaction costs are estimated at $146 thousand.

On February 14, 2025, the Atlantic Canada Opportunities Agency terminated the outstanding loan with the Company’s Canadian subsidiary under its AIF Grant in the amount of C$2.9 million ($2.0 million). The AIF Grant was awarded in 2009 and provided a

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2024 and 2023

contribution towards the funding of a research and development project. Repayment was to be based on royalties from the resulting products from the research, however no product from the research was commercialized.

On March 3, 2025, the Company completed the sale of its Canadian subsidiary to Kelly Cove Salmon Ltd. for C$7.7 million ($5.3 million), which included the assumption of the Canadian subsidiary’s outstanding debt of C$4.6 million ($3.2 million). Net proceeds to the Company after deducting costs and fees was C$2.7 million ($1.9 million).

On March 18, 2025, the Company received a loan default waiver on its secured Term Note with a vendor. The Company missed a loan payment in December, 2024, which among other things could have accelerated the due date on the full balance of the loan. The Company made the loan payment on March 14, 2025 and is in compliance with the terms of the loan as of that date.