Form 10-Q
period 2025-03-31
AQUABOUNTY TECHNOLOGIES INC
filed 2025-05-15
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes  ☐    No ☒

At May 14, 2025, the registrant had 3,869,361 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of AquaBounty Technologies, Inc. (“AquaBounty,” the “Company,” “we,” “us” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve significant risks and uncertainties about AquaBounty. All statements other than statements of historical fact are forward-looking statements, and AquaBounty may use words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “aim,” “believe,” “seek,” “estimate,” “can,” “focus,” “will,” and “may,” similar expressions and the negative forms of such expressions to identify such forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: our history of net losses and the likelihood of future net losses; our ability to continue as a going concern; our ability to raise additional funds, including from the sale of non-current assets, in sufficient amounts on a timely basis, on acceptable terms, or at all; our ability to retain and reengage key vendors and engage additional vendors, as needed; our ability to obtain approvals and permits to construct and operate our farms without delay; our ability to finance our Ohio farm project through the placement of municipal bonds, which may require restrictive debt covenants that could limit our control over the farm’s operation and restrict our ability to utilize any cash that the farm generates; risks related to potential strategic acquisitions, investments or mergers; risks of disease outbreaks in Atlantic salmon farming; our ability to efficiently and cost-effectively produce and sell salmon at large commercial scale; security breaches, cyber-attacks and other disruptions could compromise our information, or expose us to fraud or liability, or interrupt our operations; any further write-downs of the value of our assets; business, political, or economic disruptions or global health concerns; adverse developments affecting the financial services industry; our ability to use net operating losses and other tax attributes, which may be subject to certain limitations; volatility in the price of our shares of common stock; our ability to maintain our listing on the Nasdaq Stock Market LLC (“Nasdaq”); an active trading market for our common stock may not be sustained; our status as a “smaller reporting company” and a “non-accelerated filer” may cause our shares of common stock to be less attractive to investors; any issuance of preferred stock with terms that could dilute the voting power or reduce the value of our common stock; provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us; our expectation of not paying cash dividends in the foreseeable future; and other risks and uncertainties discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

For additional disclosure regarding these and other risks faced by AquaBounty, see disclosures contained in AquaBounty’s public filings with the SEC, including the “Risk Factors” in the Company’s Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. You should consider these factors in evaluating the forward-looking statements included in this Quarterly Report on Form 10-Q and not place undue reliance on such statements. The forward-looking statements are made as of the date hereof, and AquaBounty undertakes no obligation to update such statements as a result of new information, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,366,328	$230,362
Prepaid expenses and other current assets	1,207,023	292,018
Current assets held for sale	4,148,500	10,819,909
Total current assets	6,721,851	11,342,289

Property, plant and equipment, net	22,668,000	22,668,000
Right of use assets, net	44,589	51,509
Total assets	$29,434,440	$34,061,798

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$10,079,353	$10,104,853
Accrued employee compensation	960,332	977,088
Current debt	1,092,641	1,261,039
Other current liabilities	29,110	28,527
Current liabilities held for sale	287,290	3,830,041
Total current liabilities	12,448,726	16,201,548

Long-term lease obligations	15,479	22,982
Long-term debt, net	—	1,996,558
Total liabilities	12,464,205	18,221,088

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,869,361 and 3,865,778 shares outstanding at March 31, 2025 and
December 31, 2024, respectively	3,869	3,866
Additional paid-in capital	386,337,769	386,297,611
Accumulated other comprehensive loss	—	(688,229)
Accumulated deficit	(369,371,403)	(369,772,538)
Total stockholders' equity	16,970,235	15,840,710

Total liabilities and stockholders' equity	$29,434,440	$34,061,798

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Costs and expenses
Sales and marketing	$6,613	$63,633
Research and development	—	73,850
General and administrative	1,560,436	2,389,234
Gain on asset sales, net	(306,886)	—
Total costs and expenses	1,260,163	2,526,717

Operating loss	(1,260,163)	(2,526,717)

Other income (expense)
Interest expense	(133,650)	(181,241)
Loan forgiveness	2,008,046	—
Other expense, net	(4,469)	(2,447)
Total other income (expense)	1,869,927	(183,688)

Income (loss) from continuing operations	609,764	(2,710,405)

Loss from discontinued operations	(208,629)	(8,447,843)

Net income (loss)	$401,135	$(11,158,248)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	688,229	(116,307)

Comprehensive income (loss)	$1,089,364	$(11,274,555)

Basic and diluted net income (loss) per share
from continuing operations	$0.16	$(0.70)
from discontinued operations	(0.05)	(2.19)
Total basic and diluted net income (loss) per share	$0.10	$(2.90)

Weighted average number of common shares
- basic and diluted	3,866,733	3,849,248

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2023	3,847,022	$3,847	$385,998,213	$(405,464)	$(220,579,878)	$165,016,718
Net loss					(11,158,248)	(11,158,248)
Other comprehensive loss				(116,307)		(116,307)
Share-based compensation	10,422	10	105,145			105,155
Balance at March 31, 2024	3,857,444	$3,857	$386,103,358	$(521,771)	$(231,738,126)	$153,847,318

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2024	3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710
Net income					401,135	401,135
Other comprehensive income				688,229		688,229
Share-based compensation	3,583	3	40,158			40,161
Balance at March 31, 2025	3,869,361	$3,869	$386,337,769	$—	$(369,371,403)	$16,970,235

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$401,135	$(11,158,248)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	575,544
Share-based compensation	40,161	105,155
Long-lived asset impairment	—	4,265,000
Loan forgiveness	(2,008,046)	—
Other non-cash items	—	3,390
Changes in operating assets and liabilities:
Inventory	—	1,257,290
Prepaid expenses and other assets	(518,245)	441,015
Accounts payable and accrued liabilities	(259,975)	147,831
Accrued employee compensation	(16,756)	(52,903)
Net cash used in operating activities	(2,361,726)	(4,415,926)

Investing activities
Purchases of and deposits on property, plant and equipment	—	(1,125,954)
Proceeds from asset sales	3,721,116	—
Net cash provided by (used in) investing activities	3,721,116	(1,125,954)

Financing activities
Proceeds from issuance of debt	—	117,292
Repayment of term debt	(232,194)	(184,019)
Net cash used in financing activities	(232,194)	(66,727)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,770	(2,795)
Net change in cash, cash equivalents and restricted cash	1,135,966	(5,611,402)
Cash, cash equivalents and restricted cash at beginning of period	230,362	9,203,869
Cash, cash equivalents and restricted cash at end of period	$1,366,328	$3,592,467

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet:
Cash and cash equivalents	$1,366,328	$2,592,467
Restricted cash	—	1,000,000
Total cash, cash equivalents and restricted cash	$1,366,328	$3,592,467

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash from continuing operations	$—	$177,851
Interest paid in cash from discontinued operations	$16,903	$27,322
Property and equipment included in accounts payable and accrued liabilities	$9,137,864	$11,453,584

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

The Company has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing its genetically engineered Atlantic salmon (“GE Atlantic salmon”). The Company had commenced construction of its 10,000 metric ton farm in Pioneer, Ohio (“Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired its ability to pursue municipal bond financing, which was a necessary component of its funding strategy. The Company subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of the Company’s core assets. These efforts resulted in the sale of the Company’s grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout the remainder of 2024 and the first quarter of 2025 of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of the Company’s Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”) and its intellectual property for GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, the Company’s primary remaining asset is its investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (“Ohio Farm Site”). The Company continues to work with its investment bank to identify the optimal path forward for realizing the potential of this asset, either through new investment, partnership or other strategic options.

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses of $369 million and expects that this will continue for the foreseeable future. As of March 31, 2025, the Company had $1.4 million in cash and cash equivalents on its condensed consolidated balance sheet.

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

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2025, results of operations and cash flows for the interim periods presented, and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Discontinued Operations

As noted above, the Company sold its Indiana Farm in July 2024 and its Canadian Farms in March 2025. These farms have been designated as discontinued operations in these interim condensed consolidated financial statements for all periods presented (see Note 5).

Net Income (Loss) Per Share

Basic and diluted net income or loss per share available to common stockholders has been calculated by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Basic net income or loss per share is based solely on the number of shares of common stock outstanding during the period. The calculation of fully diluted net income per share includes the number of shares of common stock issuable upon the exercise of vested options with an exercise price less than the fair value of the common stock and unvested stock awards, less the hypothetical number of shares of common stock that could be repurchased with stock option proceeds and unrecognized stock compensation.

For the periods with a net loss, all potential shares of common stock are considered anti-dilutive and are excluded from the calculation of diluted net loss per share. For the periods with net income, all potential shares of common stock would be anti-dilutive and are excluded from the calculation of diluted net income per share, because the Company has no vested options with an exercise price less than the fair value of the common stock and unrecognized stock compensation on unvested stock awards would be able to purchase more shares of common stock than the number of unvested stock awards.

The following table contains the Company’s potentially dilutive securities:

	Three Months Ended March 31,
Weighted Average Outstanding	2025	2024
Stock options	60,686	74,670
Unvested stock awards	11,167	31,590
Total	71,853	106,260

Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, to enhance the transparency of certain expense disclosures. The update requires disclosure of specific expense categories in the notes to the financial statements at interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impacts of this update and plans to adopt these amendments for annual disclosures for the year ended December 31, 2027 and interim disclosures in the year ended December 31, 2028.

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

5. Discontinued Operations and Assets Held for Sale

In July 2024, the Company sold its Indiana Farm for a sale price of $9.5 million less transaction expenses of $305 thousand, which included certain Ohio Equipment Assets with a carrying value of $13.0 million that had been purchased for the Company’s Ohio Farm Project. In December 2024, the Company announced the winddown of its Canadian fish rearing operations and sold its Canadian Farms in March 2025 for a sale price of $5.2 million, including the assumption of $3.2 million in outstanding loans, less transaction expenses of $216 thousand. These decisions by the Company represented a strategic shift that has had a major effect on the Company’s operations and financial results. As a result, the operations of the Indiana Farm and the Canadian Farms have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of these operations are separately reported as “assets and liabilities held for sale” as of March 31, 2025 and December 31, 2024.

Included in the table for Current Assets Held for Sale is $4.1 million and $6.3 million of the Ohio Equipment Assets for March 31, 2025 and December 31, 2024, respectively. During the period ended March 31, 2025, the Company sold certain Ohio Equipment Assets for net proceeds of $2.3 million that were partially impaired in 2024, and further impaired other Ohio Equipment Assets. The net result was a gain recognized on the sale of $307 thousand.

Provided below are the major areas of the financial statements that constitute discontinued operations.

	March 31, 2025	December 31, 2024
Current Assets
Prepaid and other current assets	$—	$65,030
Property, plant and equipment, net	4,148,500	10,754,879
Total current assets held for sale	$4,148,500	$10,819,909
Current Liabilities
Accounts payable and accrued expenses	$—	$106,590
Accrued employee compensation	—	54,583
Current debt	—	3,260,005
Other current liabilities	287,290	408,863
Total current liabilities held for sale	$287,290	$3,830,041

	Three months ended March 31,
	2025	2024
Revenue	$—	$477,268
Costs and expenses
Product costs	—	4,476,297
Sales and marketing	—	330
Research and development	—	45,939
General and administrative	191,361	111,323
Long-lived impairment	—	4,265,000
Operating loss	(191,361)	(8,421,621)
Other expense	(17,268)	(26,222)
Loss from discontinued operations	$(208,629)	$(8,447,843)

	Three months ended March 31,
	2025	2024
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$571,446
Long-lived asset impairment	—	4,265,000
Changes in working capital	77,506	1,438,834
Cash flows from investing activities
Purchases of and deposits on property, plant and equipment	—	(308,513)
Cash flows from financing activities
Proceeds from issuance of debt	—	117,292
Repayment of term debt	(32,194)	(52,235)

6. Prepaid and Other Current Assets

Major classifications of prepaid and other current assets are summarized as follows:

	March 31, 2025	December 31, 2024
Receivables	$884,768	$—
Prepaid insurance	200,371	203,999
Prepaid other	121,884	88,019
Total prepaid expenses and other current assets	$1,207,023	$292,018

7. Property, Plant and Equipment

Major classifications of property, plant and equipment are summarized as follows:

	March 31, 2025	December 31, 2024
Land	$641,345	$641,345
Construction in process	22,026,655	22,026,655
Total property and equipment	$22,668,000	$22,668,000
Less accumulated depreciation and amortization	—	—
Property, plant and equipment, net	$22,668,000	$22,668,000

Depreciation expense was $0 and $572 thousand, for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, construction in process included $22.0 million for construction related to the Ohio farm site. An additional $3.8 million has been contractually committed for these farm sites as of March 31, 2025.

8. Debt

	Interest rate	Monthly repayment	Maturity date	March 31, 2025	December 31, 2024
ACOA AIF Grant	0%	Royalties		$—	$1,996,558
Term Note	0%	—	Dec 2025	1,092,641	1,261,039
Total debt				$1,092,641	$3,257,597
less: current portion				(1,092,641)	(1,261,039)
Long-term debt, net				$—	$1,996,558

On February 14, 2025, the Atlantic Canada Opportunities Agency (“ACOA”) terminated the outstanding loan with the Company’s Canadian subsidiary under its Atlantic Innovation Fund (“AIF”) Grant in the amount of C$2.9 million ($2.0 million). The AIF Grant was awarded in 2009 and provided a contribution towards the funding of a research and development project. Repayment was to be based on royalties from the resulting products from the research, however no product from the research was commercialized.

The Company recognized interest expense of $0 and $42 thousand for the three months ended March 31, 2025 and 2024, respectively, on its interest-bearing debt.

Principal payments due on the long-term debt are as follows:

Total
2025 remaining	$1,092,641
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total	$1,092,641

9. Leases

The tables below summarize the Company’s outstanding lease liabilities at March 31, 2025 and December 31, 2024 and its lease expense for the three months ended March 31, 2025 and 2024:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$44,589	$51,509

Other current liabilities	29,110	28,527
Long-term lease obligations	15,479	22,982
Total operating lease liabilities	$44,589	$51,509

Weighted average remaining lease term	1.5 years	1.8 years
Weighted average discount rate	8%	8%

Remaining payments under leases:
Year	Amount
2025 remaining	$23,925
2026	21,827
Thereafter	—
Total lease payments	45,752
Less: imputed interest	(1,163)
Total operational lease liabilities	$44,589

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$7,870	$11,938
Lease payments included in operating cash flows	$7,870	$16,308

10. Stockholders’ Equity

Share-based compensation

At March 31, 2025, the Company has reserved 50,378 and 8,334 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively, under its 2006 and 2016 Equity Incentive Plans. An additional 96,245 shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

A summary of the Company’s unvested stock awards for the three months ended March 31, 2025, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2024	12,567	$9.18
Vested	(3,583)	13.06
Forfeited	(650)	13.05
Unvested at March 31, 2025	8,334	$7.20

During the three months ended March 31, 2025 and 2024, the Company expensed $24 thousand and $46 thousand, respectively, related to the stock awards. At March 31, 2025, the balance of unearned share-based compensation to be expensed in future periods related to the stock awards is $9 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 0.2 years.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2024	64,905	$38.57
Forfeited	(14,308)	29.16
Expired	(219)	114.00
Outstanding at March 31, 2025	50,378	$39.22
Exercisable at March 31, 2025	41,973	$45.41

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of 10 years from the date of issuance. There were no stock options granted during the three months ended March 31, 2025.

There was no intrinsic value for options outstanding or exercisable at March 31, 2025 and December 31, 2024.

The following table summarizes information about options outstanding and exercisable at March 31, 2025:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	20,926	8.2	12,913
$20.00 - $50.00	25,956	4.8	25,564
$100.00 - $200.00	1,621	5.6	1,621
$200.00 - $300.00	1,875	2.1	1,875
	50,378		41,973

Total share-based compensation on stock-option grants amounted to $16 thousand and $59 thousand for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $26 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 1.0 year.

11. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at March 31, 2025, will not have a material adverse effect on the Company’s financial position or results of operations.

12. Segment Reporting

The Company adopted ASU 2023-07 effective for the annual period beginning January 1, 2024.

The financial information presented to and reviewed by the Company’s chief operating decision maker, who is the interim chief executive officer, chief financial officer and treasurer, is not prepared in accordance with GAAP, therefore, certain accounting policies of the Company’s single operating and reportable segment differ significantly from those described in the Company’s 2024 Annual Report on Form 10-K, which was filed on March 27, 2025. The significant difference between how management prepares financial information for internal purposes and GAAP is that internal information is focused on overall cash expenditures.

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

	Three Months Ended March 31,
$ thousands	2025	2024
Corporate	$1,213	$2,163
Indiana farm	16	2,025
Ohio farm	442	1,103
Canadian operations	272	1,350
Net cash expenditures	$1,942	$6,641

Reconciliation of net cash expenditures to
consolidated net (income) loss:
Depreciation and amortization	—	576
Share-based compensation	40	105
Long-lived asset impairment	—	4,265
Loan forgiveness	(2,008)	—
Capitalized expenditures	—	(1,126)
Net realizable value adjustments	—	1,093
Working capital changes	(375)	(395)
Consolidated net (income) loss:	$(401)	$11,158

13. Income Taxes

The Company reported net income for the three months ended March 31, 2025, but is forecasting losses through the remainder of the year ending December 31, 2025, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2025, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 27, 2025.

Overview

AquaBounty has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing our genetically engineered Atlantic salmon (“GE Atlantic salmon”). We had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (the “Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired our ability to pursue municipal bond financing, which was a necessary component of our funding strategy. We subsequently engaged an investment bank to pursue a range of funding and strategic alternatives, and to assist management in the prioritization of our core assets. These efforts resulted in the sale of our grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout the remainder of 2024 and the first quarter of 2025 of selected equipment originally intended for the Ohio Farm Project (the “Ohio Equipment Assets”), and the sale of our Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”), and our intellectual property for the GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, our primary remaining asset is our investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (the “Ohio Farm Site”). We continue to work with our investment bank to identify the optimal path forward for realizing the potential of this asset, either through new investment, partnership or other strategic options.

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024 and our Canadian Farms in March 2025. These farms have been designated as discontinued operations in our condensed consolidated financial statements for the quarter ended March 31, 2025 and 2024 in this Form 10-Q (see Note 5 to our condensed consolidated financial statements for additional information).

Financial Overview

With the winding down of our fish rearing operations, we have significantly reduced our headcount and on-going operating costs. We maintain a small core group of corporate individuals to oversee our strategic options, our asset sale transactions and our books and records. As of March 31, 2025, we had an accumulated deficit of $369 million and $1.4 million in cash and cash equivalents on our interim condensed consolidated balance sheet. We require new funding to provide liquidity for working capital and to fund the completion of our Ohio Farm Project. Consequently, our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all.

Sales and Marketing Expenses

Our sales and marketing expenses currently include agency fees for investor-related activities.

Research and Development Expenses

With the sale of our Canadian Farms in March 2025, we no longer have research and development operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, regulatory affairs, rent and utilities, insurance, and legal services. We expect our general and administrative expenses to decrease as a result of our reduced operations.

Gain on Asset Sales, Net

Includes the gains realized on the sale and additional impairments of Ohio Equipment Assets that are Held for Sale.

Other Income (Expense), Net

Interest expense includes the interest on our loans and accounts payable for our continuing operations. Loan forgiveness relates to the termination of an outstanding loan. Other expense, net includes bank charges, fees, and interest income.

Loss from Discontinued Operations

Loss from Discontinued Operations includes all operating costs for our Indiana Farms and our Canadian Farms, including fish and egg production costs, sales and marketing, research and development, general and administrative expenses, non-cash long-lived asset impairment charges, a net realizable value adjustment of inventory, interest expense and banking fees.

Results of Operations

Comparison of the three months ended March 31, 2025, to the three months ended March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$7	$64	(57)	(89)%
Research and development	—	74	(74)	(100)%
General and administrative	1,560	2,389	(829)	(35)%
Gain on asset sales, net	(307)	—	—	—%
Operating loss	(1,260)	(2,527)	1,267	(50)%
Other income (expense)	1,870	(183)	2,053	(1,122)%
Income (loss) from continuing operations	610	(2,710)	3,320	(123)%
Loss from discontinued operations	(209)	(8,448)	8,239	(98)%
Net income (loss)	$401	$(11,158)	11,559	(104)%

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2025, were down from the corresponding period in 2024 due to decreases in personnel costs and program spending related to the sale of our Indiana Farm and Canadian Farms.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025, were down from the corresponding period in 2024, primarily due to decreases in personnel and project spending, as we no longer have research and development operations after the sale of our Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025, were down from the corresponding period in 2024 due to reductions in personnel costs, legal fees, state excise tax liabilities, share-based compensation costs, and travel, partially offset by increases in professional services and audit fees.

Gain on Asset Sales, Net

During the period ended March 31, 2025, the Company sold certain Ohio Equipment Assets for net proceeds of $2.3 million, that were partially impaired in 2024, and further impaired other Ohio Equipment Assets. The net result of these sales and impairments was a gain of $307 thousand.

Other Income (Expense)

Other income for the three months ended March 31, 2025 is comprised of the forgiveness of an outstanding loan and interest income, less interest expense and bank charges. Other expense for the three months ended March 31, 2024 is comprised of interest expense and bank charges, less interest income.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2025 was comprised of all remaining operating costs for our Indiana Farm and our Canadian Farms, primarily fish and egg husbandry costs, general and administrative expenses and interest expense and banking fees. For the three months ended March 31, 2024, the loss was comprised of all operating costs for our Indiana Farm and our Canadian Farms, including fish and egg production costs, sales and marketing, research and development, general and administrative expenses, non-cash long-lived asset impairment charges, a net realizable value adjustment of inventory, interest expense and banking fees.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,		Dollar	%
	2025	2024	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(2,362)	$(4,416)	2,054	(47)%
Investing activities	3,721	(1,126)	4,847	(430)%
Financing activities	(232)	(66)	(166)	252%
Effect of exchange rate changes on cash	9	(3)	12	(400)%
Net change in cash	$1,136	$(5,611)	6,747	(120)%

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025, was primarily comprised of our $401 thousand net income, which included a $2.0 million non-cash gain on the forgiveness of an outstanding loan, non-cash share-based compensation charges of $40 thousand, and working capital uses of $795 thousand. Net cash used in operating activities during the three months ended March 31, 2024, was primarily comprised of our $11.2 million net loss, partially offset by non-cash depreciation and share-based compensation charges of $681 thousand, a long-lived asset impairment charge of $4.3 million and working capital sources of $1.8 million.

Spending on operations decreased in the current period due to reductions in personnel, farm operating costs, depreciation charges, and share-based compensation. Uses of cash from changes in working capital were due to increases in prepaid expenses and other assets, and decreases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, we received $3.7 million from the sale of assets, and during the three months ended March 31, 2024, we spent $1.1 million for construction activities at our farm sites and the purchase of equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, we made $232 thousand in debt repayments. During the same period in 2024, we received $117 thousand from new debt and made $184 thousand in debt repayments.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of March 31, 2025, we had $1.4 million of cash and cash equivalents. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

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

During 2024, we completed the sale of our Indiana Farm, along with certain Ohio Equipment Assets for net proceeds of $9.2 million. We also focused on cost containment to preserve and extend our available cash. In February 2025, we completed an auction of certain Ohio Equipment Assets for net proceeds of $2.3 million, and in March 2025, we completed the sale of our Canadian Farms for net proceeds of $1.9 million. Going forward, we plan to continue to sell available Ohio Equipment Assets to increase our cash liquidity and fund our working capital and the construction of our Ohio Farm Project.

Until such time, if ever, as we can generate positive cash flows from operating activities, we may finance our cash needs through a combination of sales of non-core assets, equity offerings, debt financings, government or other third-party funding, and strategic alliances. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of holders of our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements, or other collaborations, or strategic alliances, we may have to relinquish future revenue streams, research programs, or product candidates or to grant licenses on terms that may not be favorable to us.

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

There have been no material changes to these estimates, or the policies related to them, during the three months ended March 31, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Results of Operations” in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of March 31, 2025 and December 31, 2024, we had $1.1 million and 1.3 million, respectively, in interest-bearing debt instruments for our continuing operations, and $0 and $1.6 million, respectively, in interest-bearing debt for our discontinued operations on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates. We do not expect to incur foreign translation gains or losses in the future, as we have sold our Canadian subsidiary.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2025 (the “Evaluation Date”), our management, with the participation of our Interim Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On February 28, 2025, a complaint was filed by Gilbane Building Company (“Gilbane”) against AquaBounty Farms Ohio, LLC, (“AFO”) in the Court of Common Pleas, Williams County, Ohio. The complaint alleges that Gilbane and AFO entered into a contract pursuant to which Gilbane furnished certain materials, services, equipment, and labor for altering, constructing, and improving certain land, buildings, and structures at the Ohio Farm Project and that AFO failed to pay outstanding amounts owed under such contract. The complaint also notes that Gilbane filed a mechanic’s lien on the Ohio Farm Site on September 11, 2024, in the amount of $1.5 million. Gilbane alleges various causes of action, including breach of contract, and is seeking monetary damages and foreclosure of the mechanic’s lien. The Company and AFO are currently assessing next steps.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 27, 2025, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024. In evaluating our business, you should carefully review the risks described in our Annual Report on Form 10-K, including our consolidated financial statements and related notes, and in other reports we file with the SEC. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

In the period from incorporation to March 31, 2025, we have incurred cumulative net losses of approximately $369 million, and we expect to incur additional net losses in future periods. These losses are related to our personnel, research and development, production and marketing costs. As of March 31, 2025, we had $1.4 million in cash and cash equivalents.

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

Delays and defects may cause our costs to increase to a level that would make our Ohio Farm Project too expensive to construct or unprofitable. If we resume construction of our Ohio Farm Project, we may suffer significant delays or cost overruns due to shortages of workers or materials, construction and equipment cost escalation, transportation constraints, adverse weather, unforeseen difficulties or labor issues, tariffs, or changes in political administrations at the federal, state or local levels that result in policy changes. Farm equipment prices may increase significantly due to tariffs or other factors described above, and other defects in materials or workmanship could also delay the completion of our Ohio Farm Project, increase production costs or negatively affect the quality of our products. Due to these or other unforeseen factors, we may not be able to proceed with the construction or operation of our Ohio Farm Project in a timely manner or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*

Share Purchase Agreement, dated as of February 27, 2025, by and among AquaBounty Technologies, Inc. and Kelly Cove Salmon, Ltd.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 4, 2025)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema document.
101.CAL	XBRL taxonomy extension calculation linkbase document.
101.LAB	XBRL taxonomy label linkbase document.
101.PRE	XBRL taxonomy extension presentation linkbase document.
101.DEF	XBRL taxonomy extension definition linkbase document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

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

AQUABOUNTY TECHNOLOGIES, INC.

May 15, 2025	/s/ David A. Frank
David A. Frank
Interim Chief Executive Officer, Chief Financial Officer and Treasurer (principal executive, financial and accounting officer and duly authorized officer)