Form 10-Q
period 2025-06-30
AQUABOUNTY TECHNOLOGIES INC
filed 2025-08-05
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes  ☐    No ☒

At August 4, 2025, the registrant had 3,877,695 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of AquaBounty Technologies, Inc. (“AquaBounty,” the “Company,” “we,” “us” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve significant risks and uncertainties about AquaBounty. All statements other than statements of historical fact are forward-looking statements, and AquaBounty may use words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “aim,” “believe,” “seek,” “estimate,” “can,” “focus,” “will,” and “may,” similar expressions and the negative forms of such expressions to identify such forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: our history of net losses and the likelihood of future net losses; our ability to continue as a going concern; our ability to raise additional funds, including from the sale of non-current assets, in sufficient amounts on a timely basis, on acceptable terms, or at all; our ability to retain and reengage key vendors and engage additional vendors, as needed; our ability to obtain approvals and permits to construct and operate our farms without delay; our ability to finance our Ohio Farm Project (as defined below) through the placement of municipal bonds, which may require restrictive debt covenants that could limit our control over the farm’s operation and restrict our ability to utilize any cash that the farm generates; risks related to potential strategic acquisitions, investments or mergers; risks of disease outbreaks in Atlantic salmon farming; our ability to efficiently and cost-effectively produce and sell salmon at large commercial scale; security breaches, cyber-attacks and other disruptions could compromise our information, or expose us to fraud or liability, or interrupt our operations; any further write-downs of the value of our assets; business, political, or economic disruptions or global health concerns; adverse developments affecting the financial services industry; our ability to use net operating losses and other tax attributes, which may be subject to certain limitations; volatility in the price of our shares of common stock; our ability to maintain our listing on the Nasdaq Stock Market LLC (“Nasdaq”); an active trading market for our common stock may not be sustained; our status as a “smaller reporting company” and a “non-accelerated filer” may cause our shares of common stock to be less attractive to investors; any issuance of preferred stock with terms that could dilute the voting power or reduce the value of our common stock; provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us; our expectation of not paying cash dividends in the foreseeable future; and other risks and uncertainties discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$729,569	$230,362
Prepaid expenses and other current assets	3,115,868	292,018
Current assets held for sale	100,000	10,819,909
Total current assets	3,945,437	11,342,289

Property, plant and equipment, net	22,668,000	22,668,000
Right of use assets, net	37,531	51,509
Total assets	$26,650,968	$34,061,798

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,317,732	$10,104,853
Accrued employee compensation	964,615	977,088
Current debt	8,505,992	1,261,039
Other current liabilities	29,710	28,527
Current liabilities held for sale	211,173	3,830,041
Total current liabilities	13,029,222	16,201,548

Long-term lease obligations	7,821	22,982
Long-term debt, net	—	1,996,558
Total liabilities	13,037,043	18,221,088

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,877,695 and 3,865,778 shares outstanding at June 30, 2025 and
December 31, 2024, respectively	3,878	3,866
Additional paid-in capital	386,354,487	386,297,611
Accumulated other comprehensive loss	—	(688,229)
Accumulated deficit	(372,744,440)	(369,772,538)
Total stockholders' equity	13,613,925	15,840,710

Total liabilities and stockholders' equity	$26,650,968	$34,061,798

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Costs and expenses
Sales and marketing	$—	$79,702	6,613	143,335
Research and development	—	76,766	—	150,616
General and administrative	1,768,596	3,138,502	3,329,032	5,527,736
Asset impairment, net	1,525,752	26,264,943	1,218,866	26,264,943
Total costs and expenses	3,294,348	29,559,913	4,554,511	32,086,630

Operating loss	(3,294,348)	(29,559,913)	(4,554,511)	(32,086,630)

Other income (expense)
Interest expense	(90,585)	(963,036)	(224,235)	(1,144,277)
Loan forgiveness	—	—	2,008,046	—
Other expense, net	(2,979)	(6,876)	(7,448)	(9,323)
Total other income (expense)	(93,564)	(969,912)	1,776,363	(1,153,600)

Loss from continuing operations	(3,387,912)	(30,529,825)	(2,778,148)	(33,240,230)

Income (loss) from discontinued operations	14,875	(19,984,416)	(193,754)	(28,432,259)

Net loss	$(3,373,037)	$(50,514,241)	$(2,971,902)	$(61,672,489)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	—	(57,335)	688,229	(173,642)

Comprehensive loss	$(3,373,037)	$(50,571,576)	$(2,283,673)	$(61,846,131)

Basic and diluted net income (loss) per share
from continuing operations	$(0.87)	$(7.91)	$(0.72)	$(8.62)
from discontinued operations	—	(5.17)	(0.05)	(7.38)
Total basic and diluted net loss per share	$(0.87)	$(13.08)	$(0.77)	$(16.00)

Weighted average number of common shares
- basic and diluted	3,872,587	3,860,487	3,869,708	3,854,958

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2023	3,847,022	$3,847	$385,998,213	$(405,464)	$(220,579,878)	$165,016,718
Net loss					(11,158,248)	(11,158,248)
Other comprehensive loss				(116,307)		(116,307)
Share-based compensation	10,422	10	105,145			105,155
Balance at March 31, 2024	3,857,444	$3,857	$386,103,358	$(521,771)	$(231,738,126)	$153,847,318
Net loss					(50,514,241)	(50,514,241)
Other comprehensive loss				(57,335)		(57,335)
Share-based compensation	8,334	9	68,897			68,906
Balance at June 30, 2024	3,865,778	$3,866	$386,172,255	$(579,106)	$(282,252,367)	$103,344,648

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2024	3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710
Net income					401,135	401,135
Other comprehensive income				688,229		688,229
Share-based compensation	3,583	3	40,158			40,161
Balance at March 31, 2025	3,869,361	$3,869	$386,337,769	$—	$(369,371,403)	$16,970,235
Net loss					(3,373,037)	(3,373,037)
Share-based compensation	8,334	9	16,718			16,727
Balance at June 30, 2025	3,877,695	$3,878	$386,354,487	$—	$(372,744,440)	$13,613,925

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(2,971,902)	$(61,672,489)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	—	722,517
Share-based compensation	56,888	174,061
Long-lived asset impairment	1,218,866	48,733,222
Loan forgiveness	(2,008,046)	—
Other non-cash items	—	37,233
Changes in operating assets and liabilities:
Inventory	—	1,600,775
Prepaid expenses and other assets	(501,960)	934,007
Accounts payable and accrued liabilities	308,580	768,465
Accrued employee compensation	(12,473)	(39,407)
Net cash used in operating activities	(3,910,047)	(8,741,616)

Investing activities
Purchases of and deposits on property, plant and equipment	—	(2,000,084)
Proceeds from asset sales	4,632,679	149,282
Net cash provided by (used in) investing activities	4,632,679	(1,850,802)

Financing activities
Proceeds from issuance of debt	—	5,117,292
Repayment of term debt	(232,194)	(2,995,467)
Net cash (used in) provided by financing activities	(232,194)	2,121,825

Effect of exchange rate changes on cash and cash equivalents	8,769	(4,937)
Net change in cash and cash equivalents	499,207	(8,475,530)
Cash and cash equivalents at beginning of period	230,362	9,203,869
Cash and cash equivalents at end of period	$729,569	$728,339

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash from continuing operations	$—	$1,107,040
Interest paid in cash from discontinued operations	$—	$54,262
Non-cash conversion of accounts payable to current debt	$7,386,235	$—
Property and equipment included in accounts payable and accrued liabilities	$1,847,602	$10,423,909

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

The Company has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing its genetically engineered Atlantic salmon (“GE Atlantic salmon”). The Company had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (“Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired the Company’s ability to pursue municipal bond financing, which was a necessary component of its funding strategy. The Company subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of the Company’s core assets. These efforts resulted in the sale of the Company’s grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout the remainder of 2024 and the first half of 2025 of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of the Company’s Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”) and its intellectual property for GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, the Company’s primary remaining asset is its investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (“Ohio Farm Site”). The Company continues to work with its investment bank to identify the optimal path forward for realizing the potential of this asset, either through new investment, partnership or other strategic options.

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses of $373 million and expects that this will continue for the foreseeable future. As of June 30, 2025, the Company had $730 thousand in cash and cash equivalents on its condensed consolidated balance sheet.

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

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2025, results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Discontinued Operations

As noted above, the Company sold its Indiana Farm in July 2024 and its Canadian Farms in March 2025. These farms have been designated as discontinued operations in these interim condensed consolidated financial statements for all periods presented (see Note 5).

Net Loss Per Share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Basic net loss per share is based solely on the number of shares of common stock outstanding during the period. The calculation of fully diluted net loss per share would include the number of shares of common stock issuable upon the exercise of vested options with an exercise price less than the fair value of the common stock and unvested stock awards, less the hypothetical number of shares of common stock that could be repurchased with stock option proceeds and unrecognized stock compensation. For all periods presented, all potential shares of common stock are considered anti-dilutive and are excluded from the calculation of diluted net loss per share.

The following table contains the Company’s potentially dilutive securities:

	Three Months Ended June 30,
Weighted Average Outstanding	2025	2024
Stock options	47,178	73,737
Unvested stock awards	4,945	20,222

	Six Months Ended June 30,
Weighted Average Outstanding	2025	2024
Stock options	53,895	74,204
Unvested stock awards	8,039	25,934

Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, to enhance the transparency of certain expense disclosures. The update requires disclosure of specific expense categories in the notes to the financial statements at interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impacts of this update and plans to adopt these amendments for annual disclosures for the year ended December 31, 2027, and interim disclosures in the year ended December 31, 2028.

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

5. Discontinued Operations and Assets Held for Sale

In July 2024, the Company sold its Indiana Farm for a sale price of $9.5 million less transaction expenses of $305 thousand, which included certain Ohio Equipment Assets with a carrying value of $13.0 million that had been purchased for the Company’s Ohio Farm Project. In December 2024, the Company announced the winddown of its Canadian fish rearing operations and sold its Canadian Farms in March 2025 for a sale price of $5.2 million, including the assumption of $3.2 million in outstanding loans, less transaction expenses of $216 thousand. These decisions by the Company represented a strategic shift that has had a major effect on the Company’s operations and financial results. As a result, the operations of the Indiana Farm and the Canadian Farms have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of these operations are separately reported as “assets and liabilities held for sale” as of June 30, 2025 and December 31, 2024.

Included in the table for Current Assets Held for Sale is $100 thousand and $6.3 million of the Ohio Equipment Assets for June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, the Company sold certain Ohio Equipment Assets for gross proceeds of $5.0 million. The remaining assets were determined to have a fair value of $100 thousand and a non-cash impairment charge of $1.2 million was recorded in continuing operations.

The table below presents the major areas of the balance sheet that constitute assets and liabilities held for sale.

	June 30, 2025	December 31, 2024
Current Assets
Prepaid and other current assets	$—	$65,030
Property, plant and equipment, net	100,000	10,754,879
Total current assets held for sale	$100,000	$10,819,909
Current Liabilities
Accounts payable and accrued expenses	$—	$106,590
Accrued employee compensation	—	54,583
Current debt	—	3,260,005
Other current liabilities	211,173	408,863
Total current liabilities held for sale	$211,173	$3,830,041

The two tables below present the major areas of the income statement and the cash flow statement, respectively, that constitute discontinued operations.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$—	$180,182	$—	$657,450
Costs and expenses
Product costs	—	1,641,083	—	6,117,380
Sales and marketing	—	—	—	330
Research and development	—	(12,264)	—	33,675
General and administrative	(14,875)	308,058	176,486	419,381
Long-lived impairment	—	18,203,279	—	22,468,279
Operating income (loss)	14,875	(19,959,974)	(176,486)	(28,381,595)
Other expense	—	(24,442)	(17,268)	(50,664)
Income (loss) from discontinued operations operations	$14,875	$(19,984,416)	$(193,754)	$(28,432,259)

	Six months ended June 30,
	2025	2024
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$714,321
Long-lived asset impairment	—	22,468,279
Other non-cash items	-	3,518
Changes in working capital	1,439	1,545,232
Cash flows from investing activities
Purchases of and deposits on property, plant and equipment	—	(253,680)
Cash flows from financing activities
Proceeds from issuance of debt	—	117,292
Repayment of term debt	(32,194)	(103,704)

6. Prepaid and Other Current Assets

Major classifications of prepaid and other current assets are summarized as follows:

	June 30, 2025	December 31, 2024
Receivables	$2,473,205	$—
Prepaid insurance	580,094	203,999
Prepaid other	62,569	88,019
Total prepaid expenses and other current assets	$3,115,868	$292,018

7. Property, Plant and Equipment

Major classifications of property, plant and equipment are summarized as follows:

	June 30, 2025	December 31, 2024
Land	$641,345	$641,345
Construction in process	22,026,655	22,026,655
Total property and equipment	$22,668,000	$22,668,000
Less accumulated depreciation and amortization	—	—
Property, plant and equipment, net	$22,668,000	$22,668,000

Depreciation expense was $0 and $715 thousand, for the six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, construction in process related only to the Ohio Farm Site, and an additional $930 thousand has been contractually committed.

8. Debt

	Interest rate	Monthly repayment	Maturity date	June 30, 2025	December 31, 2024
ACOA AIF Grant	0%	Royalties		$—	$1,996,558
Term Note	0%	200,000	Dec 2025	1,119,757	1,261,039
Vendor Note	8%	—	Jun 2026	7,386,235	—
Total debt				$8,505,992	$3,257,597
less: current portion				(8,505,992)	(1,261,039)
Long-term debt, net				$—	$1,996,558

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

In October 2024, the Company entered into a secured promissory note (“Term Note”) for $1.3 million with a vendor for services provided during 2024. The Term Note is secured by the assets of the Company’s Ohio Farm Project and is due in full on December 31, 2025, with two intermediate scheduled payments. On March 18, 2025, an amendment to the Term Note was executed to alter the amount and timing of the intermediate payments. The Term Note carries no interest, except in the event of a default, in which case any amount due for payment will be assessed accrued interest at 3% per annum. At June 30, 2025, the Company was in default on its scheduled payments, and on July 22, 2025, the Term Note was again amended to alter the timing of the remaining payments and the Company is in compliance with the terms of the loan as amended (see Note 14).

On June 11, 2025, the Company converted $7.4 million of outstanding accounts payable with a vendor into a secured promissory note (“Vendor Note”). The Vendor Note is secured by the assets of the Company’s Ohio Farm Site, has a 12-month term and carries an 8% interest rate, with the first six-months interest free.

The Company recognized interest expense of $0 and $922 thousand for the six months ended June 30, 2025 and 2024, respectively, on its interest-bearing debt.

Principal payments due on the debt are as follows:

Total
2025 remaining	$1,119,757
2026	7,386,235
2027	—
2028	—
2029	—
Thereafter	—
Total	$8,505,992

9. Leases

The tables below summarize the Company’s outstanding lease liabilities at June 30, 2025 and December 31, 2024 and its lease expense for the six months ended June 30, 2025 and 2024:

	June 30,	December 31,
	2025	2024
Operating lease right-of-use assets, net	$37,531	$51,509

Other current liabilities	29,710	28,527
Long-term lease obligations	7,821	22,982
Total operating lease liabilities	$37,531	$51,509

Weighted average remaining lease term	1.3 years	1.8 years
Weighted average discount rate	8%	8%

Remaining payments under leases:
Year	Amount
2025 remaining	$16,055
2026	21,827
Thereafter	—
Total lease payments	37,882
Less: imputed interest	(351)
Total operational lease liabilities	$37,531

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$7,870	$11,938	$15,740	$23,876
Lease payments included in operating cash flows	$7,870	$7,568	$15,740	$23,876

10. Stockholders’ Equity

Share-based compensation

At June 30, 2025, the Company has reserved 46,495 and 0 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively, under its 2006 and 2016 Equity Incentive Plans. An additional 100,128 shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

A summary of the Company’s unvested stock awards for the six months ended June 30, 2025, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2024	12,567	$9.18
Vested	(11,917)	8.96
Forfeited	(650)	13.05
Unvested at June 30, 2025	—	$—

During the six months ended June 30, 2025 and 2024, the Company expensed $33 thousand and $97 thousand, respectively, related to the stock awards.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2024	64,905	$38.57
Forfeited	(18,191)	32.94
Expired	(219)	114.00
Outstanding at June 30, 2025	46,495	$40.41
Exercisable at June 30, 2025	41,147	$44.73

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of 10 years from the date of issuance. There were no stock options granted during the six months ended June 30, 2025.

There was no intrinsic value for options outstanding or exercisable at June 30, 2025 and December 31, 2024.

The following table summarizes information about options outstanding and exercisable at June 30, 2025:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	17,826	8.0	12,478
$20.00 - $50.00	25,373	4.5	25,373
$100.00 - $200.00	1,621	5.4	1,621
$200.00 - $300.00	1,675	1.8	1,675
	46,495		41,147

Total share-based compensation on stock-option grants amounted to $24 thousand and $77 thousand for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $19 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 0.7 years.

11. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at June 30, 2025, will not have a material adverse effect on the Company’s financial position or results of operations.

12. Segment Reporting

The Company adopted ASU 2023-07 effective for the annual period beginning January 1, 2024.

The financial information presented to and reviewed by the Company’s chief operating decision maker, who is the interim chief executive officer, chief financial officer and treasurer, is not prepared in accordance with GAAP, therefore certain accounting policies of the Company’s single operating and reportable segment differ significantly from those described in the Company’s 2024 Annual Report on Form 10-K, which was filed on March 27, 2025. The significant difference between how management prepares financial information for internal purposes and GAAP is that internal information is focused on overall cash expenditures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ thousands	2025	2024	2025	2024
Corporate	$1,359	$2,797	$2,571	$4,959
Indiana farm	68	1,066	83	3,091
Ohio farm	143	899	585	2,002
Canadian operations	—	1,005	272	2,356
Net cash expenditures	$1,570	$5,767	$3,511	$12,408

Reconciliation of net cash expenditures
to consolidated net loss:
Depreciation and amortization	—	147	—	723
Share-based compensation	17	69	57	174
Long-lived asset impairment	1,219	44,468	1,219	48,733
Loan forgiveness	—	—	(2,008)	—
Capitalized expenditures	—	(874)	—	(2,000)
Net realizable value adjustments	—	-	—	1,093
Working capital changes	568	938	193	542
Consolidated net loss:	$3,374	$50,515	$2,972	$61,673

13. Income Taxes

The Company reported a net loss for the six months ended June 30, 2025, and is forecasting losses through the remainder of the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2025, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

14. Subsequent Events

On July 22, 2025, the Company executed an amendment on its secured Term Note with a vendor. The Company was in default on its scheduled loan payments, which among other things could have accelerated the due date on the full balance of the loan. The amendment provided for a new payment schedule and the Company is in compliance with the terms of the loan as amended.

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

Overview

AquaBounty has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing our genetically engineered Atlantic salmon (“GE Atlantic salmon”). We had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (the “Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired our ability to pursue municipal bond financing, which was a necessary component of our funding strategy. We subsequently engaged an investment bank to pursue a range of funding and strategic alternatives, and to assist management in the prioritization of our core assets. These efforts resulted in the sale of our grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout the remainder of 2024 and the first half of 2025 of selected equipment originally intended for the Ohio Farm Project (the “Ohio Equipment Assets”), and the sale of our Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”), and our intellectual property for the GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, our primary remaining asset is our investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (the “Ohio Farm Site”). We continue to work with our investment bank to identify the optimal path forward for realizing the potential of this asset, either through new investment, partnership or other strategic options.

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024 and our Canadian Farms in March 2025. These farms have been designated as discontinued operations in our condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 in this Form 10-Q (see Note 5 to our condensed consolidated financial statements for additional information).

Financial Overview

With the winding down of our fish rearing operations, we have significantly reduced our headcount and on-going operating costs. We maintain a small core group of corporate individuals to oversee our strategic options, our asset sale transactions and our books and records. As of June 30, 2025, we had an accumulated deficit of $373 million and $730 thousand in cash and cash equivalents on our interim condensed consolidated balance sheet. We require new funding to provide liquidity for working capital in order to realize the potential value of our assets. Consequently, our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all.

Sales and Marketing Expenses

Our sales and marketing expenses have historically included agency fees for investor-related activities. With the sale of our Canadian Farms in March 2025, we no longer have sales and marketing expenses.

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

Asset Impairment, Net

Net asset impairment includes the non-cash impairment charges on the Ohio Equipment Assets and the gains or losses realized on the disposition of Assets Held for Sale.

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

Results of Operations

Comparison of the three months ended June 30, 2025, to the three months ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$—	$80	(80)	(100)%
Research and development	—	77	(77)	(100)%
General and administrative	1,768	3,138	(1,370)	(44)%
Asset impairment, net	1,526	26,265	(24,739)	(94)%
Operating loss	(3,294)	(29,560)	26,266	(89)%
Other expense	(94)	(970)	876	(90)%
Loss from continuing operations	(3,388)	(30,530)	27,142	(89)%
Income (loss) from discontinued operations	15	(19,984)	19,999	(100)%
Net loss	$(3,373)	$(50,514)	47,141	(93)%

Sales and Marketing Expenses

There were no sales and marketing expenses for the three months ended June 30, 2025, due to the sale of our Indiana Farm and Canadian Farms.

Research and Development Expenses

There were no research and development expenses for the three months ended June 30, 2025, as we no longer have research and development operations after the sale of our Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025, were down from the corresponding period in 2024 due to reductions in personnel costs, legal fees, share-based compensation costs, professional fees, audit fees, and travel.

Asset Impairment, Net

During the three months ended June 30, 2025, we sold Ohio Equipment Assets for net proceeds of $2.4 million. These assets had been partially impaired in 2024 and further impaired during the first quarter of 2025. As of June 30, 2025, we concluded that the value of the remaining Ohio Equipment Assets was $100 thousand, and thus we recorded a non-cash impairment charge of $1.2 million.

Other Expense

Other expense for the three months ended June 30, 2025 and 2024 is comprised of interest expense and bank charges, less interest income.

Income (Loss) from Discontinued Operations

The income from discontinued operations for the three months ended June 30, 2025 was comprised of a small gain related to the Indiana Farm. For the three months ended June 30, 2024, the loss was comprised of all operating costs for our Indiana Farm and our Canadian Farms, including fish and egg production costs, sales and marketing, research and development, general and administrative expenses, non-cash long-lived asset impairment charges, a net realizable value adjustment of inventory, interest expense and banking fees.

Comparison of the six months ended June 30, 2025, to the six months ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$6	$143	(137)	(96)%
Research and development	—	151	(151)	(100)%
General and administrative	3,329	5,528	(2,199)	(40)%
Asset impairment, net	1,219	26,265	(25,046)	(95)%
Operating loss	(4,554)	(32,087)	27,533	(86)%
Other income (expense)	1,776	(1,153)	2,929	(254)%
Loss from continuing operations	(2,778)	(33,240)	30,462	(92)%
Loss from discontinued operations	(194)	(28,432)	28,238	(99)%
Net loss	$(2,972)	$(61,672)	58,700	(95)%

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2025, were down from the corresponding period in 2024 due to decreases in personnel costs and program spending related to the sale of our Indiana Farm and Canadian Farms.

Research and Development Expenses

There were no research and development expenses for the six months ended June 30, 2025, as we no longer have research and development operations after the sale of our Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025, were down from the corresponding period in 2024 due to reductions in personnel costs, legal fees, state excise tax liabilities, share-based compensation costs, professional fees, audit fees, and travel.

Asset Impairment, Net

During the six months ended June 30, 2025, we sold Ohio Equipment Assets for net proceeds of $4.7 million. These assets had been partially impaired in 2024 and further impaired during the first quarter of 2025. At June 30, 2025, we concluded that the value of the remaining Ohio Equipment Assets was $100 thousand, and thus we recorded a non-cash impairment charge of $1.2 million.

Other Income (Expense)

Other income for the six months ended June 30, 2025, is comprised of the forgiveness of an outstanding loan and interest income, less interest expense and bank charges. Other expense for the six months ended June 30, 2024 is comprised of interest expense and bank charges, less interest income.

Loss from Discontinued Operations

The loss from discontinued operations for the six months ended June 30, 2025 was comprised of remaining operating costs for the Indiana Farm and Canadian Farms. For the six months ended June 30, 2024, the loss was comprised of all operating costs for our

Indiana Farm and our Canadian Farms, including fish and egg production costs, sales and marketing, research and development, general and administrative expenses, non-cash long-lived asset impairment charges, a net realizable value adjustment of inventory, interest expense and banking fees.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,		Dollar	%
	2025	2024	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(3,910)	$(8,742)	4,832	(55)%
Investing activities	4,632	(1,851)	6,483	(350)%
Financing activities	(232)	2,122	(2,354)	(111)%
Effect of exchange rate changes on cash	9	(5)	14	(280)%
Net change in cash	$499	$(8,476)	8,975	(106)%

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025, was primarily comprised of our $3.0 million net loss, which included a $2.0 million non-cash gain on the forgiveness of an outstanding loan, and working capital uses of $206 thousand, partially offset by non-cash share-based compensation charges of $57 thousand and an asset impairment charge of $1.2 million. Net cash used in operating activities during the six months ended June 30, 2024, was primarily comprised of our $61.7 million net loss, offset by non-cash depreciation and share-based compensation charges of $897 thousand, a long-lived asset impairment charge of $48.7 million, and working capital sources of $3.3 million.

Spending on operations decreased in the current period due to reductions in personnel, farm operating costs, depreciation charges, and share-based compensation. Uses of cash from changes in working capital were due to increases in prepaid expenses and other assets, and decreases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, we received $4.6 million from the sale of assets, and during the six months ended June 30, 2024, we spent $2.0 million for construction activities at our farm sites and the purchase of equipment and received $149 thousand from the sale of assets.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, we made $232 thousand in debt repayments. During the six months ended June 30, 2024, we received $5.1 million from new debt and made $3.0 million in debt repayments.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of June 30, 2025, we had $730 thousand of cash and cash equivalents. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

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

During 2024, we completed the sale of our Indiana Farm, along with certain Ohio Equipment Assets for net proceeds of $9.2 million. We also focused on cost containment to preserve and extend our available cash. In February 2025, we completed an auction of certain Ohio Equipment Assets for net proceeds of $2.3 million, and in March 2025, we completed the sale of our Canadian Farms for net proceeds of $1.9 million. In June 2025, we sold Ohio Equipment Assets for net proceeds of $2.4 million. Going forward, we plan to continue to sell available Ohio Equipment Assets to increase our cash liquidity in order to realize the potential value of our assets.

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

There have been no material changes to these estimates, or the policies related to them, during the six months ended June 30, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Results of Operations” in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of June 30, 2025 and December 31, 2024, we had $7.4 million and $1.3 million, respectively, in interest-bearing debt instruments for our continuing operations, and $0 and $1.6 million, respectively, in interest-bearing debt for our discontinued operations on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2025 (the “Evaluation Date”), our management, with the participation of our Interim Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On February 28, 2025, a complaint was filed by Gilbane Building Company (“Gilbane”) against AquaBounty Farms Ohio, LLC, (“AFO”) in the Court of Common Pleas, Williams County, Ohio. The complaint alleges that Gilbane and AFO entered into a contract pursuant to which Gilbane furnished certain materials, services, equipment, and labor for altering, constructing, and improving certain land, buildings, and structures at the Ohio Farm Project and that AFO failed to pay outstanding amounts owed under such contract. The complaint also notes that Gilbane filed a mechanic’s lien on the Ohio Farm Site on September 11, 2024, in the amount of $1.5 million. Gilbane alleges various causes of action, including breach of contract, and is seeking monetary damages and foreclosure of the mechanic’s lien. The Company and AFO are currently assessing next steps. The amount of this liability has been recorded in our condensed consolidated financial statements.

On June 25, 2025, a complaint was filed by Buckeye Power Sales Co. Inc. (“Buckeye”) against AFO in the Court of Common Pleas, Franklin County, Ohio. The complaint alleges that AFO ordered a switch gear from Buckeye in 2024 and entered into a credit contract with Buckeye. Buckeye claims that AFO owes Buckeye $930 thousand plus interest at the rate of 1.5% per month from January 22, 2025, and costs, including attorney fees. The Company and AFO are currently assessing next steps. The amount of this liability has not been recorded in our condensed consolidated financial statements, as the items ordered have not been shipped by the vendor and received by the Company.

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

In the period from incorporation to June 30, 2025, we have incurred cumulative net losses of approximately $373 million, and we expect to incur additional net losses in future periods. These losses are related to our personnel, research and development, production and marketing costs. As of June 30, 2025, we had $730 thousand in cash and cash equivalents.

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

Even though our common stock is traded on the Nasdaq Stock Market LLC (“Nasdaq”), we cannot assure you that we will be able to comply with standards necessary to maintain such listing, which may result in our common stock being delisted from Nasdaq. If our common stock were no longer listed on Nasdaq, investors would experience impaired liquidity for our common stock, not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. For example, investors might only be able to trade on one of the over-the-counter markets. In addition, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•a limited amount of news and analyst coverage for us; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

On January 15, 2025, we received a letter (the “2025 Notice”) from Nasdaq notifying us that, because the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, it no longer complied with the minimum bid price requirement for continued listing on Nasdaq. The 2025 Notice had no immediate effect on our listing or on the trading of our common stock. The 2025 Notice provided us with a compliance period of 180 calendar days, or until July 15, 2025, to regain compliance. We were subsequently granted an additional 180 calendar days, or until January 12, 2026, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on Nasdaq. We will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards on the Nasdaq (except the bid price requirement). In addition, we provided written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

AQUABOUNTY TECHNOLOGIES, INC.

August 5, 2025	/s/ David A. Frank
David A. Frank
Interim Chief Executive Officer, Chief Financial Officer and Treasurer (principal executive, financial and accounting officer and duly authorized officer)