Form 10-Q
period 2025-09-30
AQUABOUNTY TECHNOLOGIES INC
filed 2025-10-28
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes  ☐    No ☒

At October 28, 2025, the registrant had 3,877,695 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$951,434	$230,362
Prepaid expenses and other current assets	519,027	292,018
Current assets held for sale	5,000	10,819,909
Total current assets	1,475,461	11,342,289

Property, plant and equipment, net	22,668,000	22,668,000
Right of use assets, net	30,330	51,509
Total assets	$24,173,791	$34,061,798

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$3,069,766	$10,104,853
Accrued employee compensation	914,067	977,088
Current debt	7,910,684	1,261,039
Other current liabilities	30,330	28,527
Current liabilities held for sale	8,741	3,830,041
Total current liabilities	11,933,588	16,201,548

Long-term lease obligations	—	22,982
Long-term debt, net	—	1,996,558
Total liabilities	11,933,588	18,221,088

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,877,695 and 3,865,778 shares outstanding at September 30, 2025 and
December 31, 2024, respectively	3,878	3,866
Additional paid-in capital	386,361,538	386,297,611
Accumulated other comprehensive loss	—	(688,229)
Accumulated deficit	(374,125,213)	(369,772,538)
Total stockholders' equity	12,240,203	15,840,710

Total liabilities and stockholders' equity	$24,173,791	$34,061,798

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Costs and expenses
Sales and marketing	$—	$44,167	6,613	187,502
Research and development	—	70,300	—	220,916
General and administrative	1,412,112	1,501,811	4,741,144	7,029,547
Asset impairment, net	68,547	—	1,287,413	26,264,943
Total costs and expenses	1,480,659	1,616,278	6,035,170	33,702,908

Operating loss	(1,480,659)	(1,616,278)	(6,035,170)	(33,702,908)

Other income (expense)
Interest expense	—	(1,004,120)	(224,235)	(2,148,397)
Loan forgiveness	—	—	2,008,046	—
Other expense, net	(3,671)	(17,813)	(11,119)	(27,136)
Total other income (expense)	(3,671)	(1,021,933)	1,772,692	(2,175,533)

Loss from continuing operations	(1,484,330)	(2,638,211)	(4,262,478)	(35,878,441)

Income (loss) from discontinued operations	103,557	(766,120)	(90,197)	(29,198,379)

Net loss	$(1,380,773)	$(3,404,331)	$(4,352,675)	$(65,076,820)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	—	65,701	688,229	(107,941)

Comprehensive loss	$(1,380,773)	$(3,338,630)	$(3,664,446)	$(65,184,761)

Basic and diluted net (loss) income per share
from continuing operations	$(0.38)	$(0.68)	$(1.10)	$(9.30)
from discontinued operations	0.02	(0.20)	(0.02)	(7.57)
Total basic and diluted net loss per share	$(0.36)	$(0.88)	$(1.12)	$(16.87)

Weighted average number of common shares
- basic and diluted	3,877,695	3,865,778	3,872,456	3,858,642

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

See accompanying notes to these condensed consolidated financial statements.

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2023	3,847,022	$3,847	$385,998,213	$(405,464)	$(220,579,878)	$165,016,718
Net loss					(11,158,248)	(11,158,248)
Other comprehensive loss				(116,307)		(116,307)
Share-based compensation	10,422	10	105,145			105,155
Balance at March 31, 2024	3,857,444	$3,857	$386,103,358	$(521,771)	$(231,738,126)	$153,847,318
Net loss					(50,514,241)	(50,514,241)
Other comprehensive loss				(57,335)		(57,335)
Share-based compensation	8,334	9	68,897			68,906
Balance at June 30, 2024	3,865,778	$3,866	$386,172,255	$(579,106)	$(282,252,367)	$103,344,648
Net loss					(3,404,331)	(3,404,331)
Other comprehensive income				65,701		65,701
Share-based compensation	—	—	65,632			65,632
Balance at September 30, 2024	3,865,778	$3,866	$386,237,887	$(513,405)	$(285,656,698)	$100,071,650

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2024	3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710
Net income					401,135	401,135
Other comprehensive income				688,229		688,229
Share-based compensation	3,583	3	40,158			40,161
Balance at March 31, 2025	3,869,361	$3,869	$386,337,769	$—	$(369,371,403)	$16,970,235
Net loss					(3,373,037)	(3,373,037)
Share-based compensation	8,334	9	16,718			16,727
Balance at June 30, 2025	3,877,695	$3,878	$386,354,487	$—	$(372,744,440)	$13,613,925
Net loss					(1,380,773)	(1,380,773)
Share-based compensation	—	—	7,051			7,051
Balance at September 30, 2025	3,877,695	$3,878	$386,361,538	$—	$(374,125,213)	$12,240,203

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(4,352,675)	$(65,076,820)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	—	868,292
Share-based compensation	63,939	239,693
Long-lived asset impairment	1,287,413	48,733,222
Loan forgiveness	(2,008,046)	—
Other non-cash items	(100,182)	43,393
Changes in operating assets and liabilities:
Inventory	—	1,265,142
Prepaid expenses and other assets	(344,671)	1,041,947
Accounts payable and accrued liabilities	(44,144)	344,772
Accrued employee compensation	(63,021)	(208,310)
Net cash used in operating activities	(5,561,387)	(12,748,669)

Investing activities
Purchases of and deposits on property, plant and equipment	—	(2,673,631)
Proceeds from asset sales	7,105,884	9,511,625
Net cash provided by investing activities	7,105,884	6,837,994

Financing activities
Proceeds from issuance of debt	—	6,759,257
Repayment of term debt	(832,194)	(9,547,358)
Net cash used in financing activities	(832,194)	(2,788,101)

Effect of exchange rate changes on cash and cash equivalents	8,769	(4,659)
Net change in cash and cash equivalents	721,072	(8,703,435)
Cash and cash equivalents at beginning of period	230,362	9,203,869
Cash and cash equivalents at end of period	$951,434	$500,434

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash from continuing operations	$—	$2,111,160
Interest paid in cash from discontinued operations	$16,903	$81,091
Non-cash conversion of accounts payable to current debt	$7,386,235	$—
Property and equipment included in accounts payable and accrued liabilities	$2,565,881	$9,473,373

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

The Company has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing its genetically engineered Atlantic salmon (“GE Atlantic salmon”). The Company had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (“Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired the Company’s ability to pursue municipal bond financing, which was a necessary component of its funding strategy. The Company subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of the Company’s core assets. These efforts resulted in the sale of the Company’s grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout the remainder of 2024 and the first nine months of 2025 of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of the Company’s Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”) and its intellectual property for GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, the Company’s primary remaining asset is its investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (“Ohio Farm Site”). The Company continues to work with its investment bank to identify the optimal path forward for realizing the potential of this asset, either through new investment, partnership or other strategic options.

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses of $374 million and expects that this will continue for the foreseeable future. As of September 30, 2025, the Company had $951 thousand in cash and cash equivalents on its condensed consolidated balance sheet.

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

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2025, results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

The following table contains the Company’s potentially dilutive securities:

	Three Months Ended September 30,
Weighted Average Outstanding	2025	2024
Stock options	45,894	72,375
Unvested stock awards	-	14,831

	Nine Months Ended September 30,
Weighted Average Outstanding	2025	2024
Stock options	51,198	73,590
Unvested stock awards	5,330	22,206

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

5. Discontinued Operations and Assets Held for Sale

In July 2024, the Company sold its Indiana Farm for a sale price of $9.5 million less transaction expenses of $305 thousand, which included certain Ohio Equipment Assets with a carrying value of $13.0 million that had been purchased for the Company’s Ohio Farm Project. In December 2024, the Company announced the winddown of its Canadian fish rearing operations and sold its Canadian Farms in March 2025 for a sale price of $5.2 million, including the assumption of $3.2 million in outstanding loans, less transaction expenses of $216 thousand. These decisions by the Company represented a strategic shift that has had a major effect on the Company’s operations and financial results. As a result, the operations of the Indiana Farm and the Canadian Farms have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of these operations are separately reported as “assets and liabilities held for sale” as of September 30, 2025 and December 31, 2024.

Included in the table for Current Assets Held for Sale is $5 thousand for September 30, 2025 and $6.3 million for December 31, 2024 of the Ohio Equipment Assets. During the nine months ended September 30, 2025, the Company sold certain Ohio Equipment Assets for gross proceeds of $5.0 million. The remaining Ohio Equipment Assets were determined to have a fair value of $5 thousand at September 30, 2025, and a cumulative non-cash impairment charge of $1.3 million has been recorded in continuing operations for the nine month period.

The table below presents the major areas of the balance sheet that constitute assets and liabilities held for sale.

	September 30,	December 31,
	2025	2024
Current Assets
Prepaid and other current assets	$—	$65,030
Property, plant and equipment, net	5,000	10,754,879
Total current assets held for sale	$5,000	$10,819,909
Current Liabilities
Accounts payable and accrued expenses	$—	$106,590
Accrued employee compensation	—	54,583
Current debt	—	3,260,005
Other current liabilities	8,741	408,863
Total current liabilities held for sale	$8,741	$3,830,041

The two tables below present the major areas of the income statement and the cash flow statement, respectively, that constitute discontinued operations.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$—	$47,812	$—	$705,262
Costs and expenses
Product costs	—	425,057	—	6,542,437
Sales and marketing	—	—	—	330
Research and development	—	(18,207)	—	15,468
General and administrative	(103,557)	386,003	72,929	805,384
Long-lived impairment	—	—	—	22,468,279
Operating income (loss)	103,557	(745,041)	(72,929)	(29,126,636)
Other expense	—	(21,079)	(17,268)	(71,743)
Income (loss) from discontinued ops	$103,557	$(766,120)	$(90,197)	$(29,198,379)

	Nine months ended September 30,
	2025	2024
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$855,998
Long-lived asset impairment	—	22,468,279
Other non-cash items	(100,182)	3,518
Changes in working capital	(100,811)	1,400,135
Cash flows from investing activities
Purchases of and deposits on property, plant and equipment	—	(249,178)
Cash flows from financing activities
Proceeds from issuance of debt	—	259,257
Repayment of term debt	(32,194)	(155,595)

6. Prepaid and Other Current Assets

Major classifications of prepaid and other current assets are summarized as follows:

	September 30, 2025	December 31, 2024
Receivables	$2,453	$—
Prepaid insurance	376,515	203,999
Prepaid other	140,059	88,019
Total prepaid expenses and other current assets	$519,027	$292,018

7. Property, Plant and Equipment

Major classifications of property, plant and equipment are summarized as follows:

	September 30, 2025	December 31, 2024
Land	$641,345	$641,345
Construction in process	22,026,655	22,026,655
Total property and equipment	$22,668,000	$22,668,000
Less accumulated depreciation and amortization	—	—
Property, plant and equipment, net	$22,668,000	$22,668,000

Depreciation expense was $0 and $857 thousand, for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, construction in process related only to the Ohio Farm Site.

8. Debt

	Interest rate	Monthly repayment	Maturity date	September 30, 2025	December 31, 2024
ACOA AIF Grant	0%	Royalties		$—	$1,996,558
Term Note	0%	200,000	Dec 2025	524,449	1,261,039
Vendor Note	8%	—	Jun 2026	7,386,235	—
Total debt				$7,910,684	$3,257,597
less: current portion				(7,910,684)	(1,261,039)
Long-term debt, net				$—	$1,996,558

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

In October 2024, the Company entered into a secured promissory note (“Term Note”) for $1.3 million with a vendor for services provided during 2024. The Term Note is secured by the assets of the Company’s Ohio Farm Project and is due in full on December 31, 2025, with two intermediate scheduled payments. On March 18, 2025, an amendment to the Term Note was executed to alter the amount and timing of the intermediate payments. The Term Note carries no interest, except in the event of a default, in which case any amount due for payment will be assessed accrued interest at 3% per annum. On July 22, 2025, the Term Note was again amended to alter the timing of the remaining payments and at September 30, 2025, the Company is in compliance with the terms of the loan as amended.

On June 11, 2025, the Company converted $7.4 million of outstanding accounts payable with a vendor into a secured promissory note (“Vendor Note”). The Vendor Note is secured by the assets of the Company’s Ohio Farm Site, has a 12-month term and carries an 8% interest rate, with the first six-months interest free.

The Company recognized interest expense of $0 and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively, on its interest-bearing debt.

Principal payments due on the debt are as follows:

Total
2025 remaining	$524,449
2026	7,386,235
2027	—
2028	—
2029	—
Thereafter	—
Total	$7,910,684

9. Leases

The tables below summarize the Company’s outstanding lease liabilities at September 30, 2025 and December 31, 2024 and its lease expense for the nine months ended September 30, 2025 and 2024:

	September 30,	December 31,
	2025	2024
Operating lease right-of-use assets, net	$30,330	$51,509

Other current liabilities	30,330	28,527
Long-term lease obligations	-	22,982
Total operating lease liabilities	$30,330	$51,509

Weighted average remaining lease term	1.0 years	1.8 years
Weighted average discount rate	8%	8%

Remaining payments under leases:
Year	Amount
2025 remaining	$8,185
2026	21,826
Thereafter	—
Total lease payments	30,011
Less: imputed interest	319
Total operational lease liabilities	$30,330

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$7,870	$8,803	$23,611	$32,679
Lease payments included in operating cash flows	$7,870	$8,803	$23,611	$32,679

10. Stockholders’ Equity

Share-based compensation

At September 30, 2025, the Company has reserved 44,706 and 0 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively, under its 2006 and 2016 Equity Incentive Plans. An additional 101,917 shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

A summary of the Company’s unvested stock awards for the nine months ended September 30, 2025, is as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2024	12,567	$9.18
Vested	(11,917)	8.96
Forfeited	(650)	13.05
Unvested at September 30, 2025	—	$—

During the nine months ended September 30, 2025 and 2024, the Company expensed $33 thousand and $106 thousand, respectively, related to the stock awards.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2024	64,905	$38.57
Forfeited	(19,125)	31.69
Expired	(1,074)	49.37
Outstanding at September 30, 2025	44,706	$41.25
Exercisable at September 30, 2025	41,601	$43.79

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of 10 years from the date of issuance. There were no stock options granted during the nine months ended September 30, 2025.

There was no intrinsic value for options outstanding or exercisable at September 30, 2025 and December 31, 2024.

The following table summarizes information about options outstanding and exercisable at September 30, 2025:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	16,517	7.7	13,412
$20.00 - $50.00	24,998	4.2	24,998
$100.00 - $200.00	1,516	5.1	1,516
$200.00 - $300.00	1,675	1.6	1,675
	44,706		41,601

Total share-based compensation on stock-option grants amounted to $30 thousand and $134 thousand for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $12 thousand. The period over which the unearned share-based compensation is expected to be earned is approximately 0.5 years.

11. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at September 30, 2025, will not have a material adverse effect on the Company’s financial position or results of operations.

On June 25, 2025, a complaint was filed by Buckeye Power Sales Co. Inc. (“Buckeye”) against AquaBounty Farms Ohio LLC (“AFO”) in the Court of Common Pleas, Franklin County, Ohio. The complaint alleged that AFO ordered a switch gear from Buckeye in 2024 and entered into a credit contract with Buckeye. Buckeye claimed that AFO owed Buckeye $930 thousand plus interest at the rate of 1.5% per month from January 22, 2025, and costs, including attorney fees. On August 27, 2025, AFO and Buckeye executed a settlement and release agreement (“Settlement”) to resolve all matters and disputes between them. As part of the Settlement, AFO agreed to pay Buckeye $550 thousand and Buckeye agreed to release and discharge all claims against AFO and to dismiss the legal action it filed. The Company recorded a $550 thousand general and administrative expense during the nine months ended September 30, 2025 for the Settlement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ thousands	2025	2024	2025	2024
Corporate	$1,941	$1,641	$4,512	$6,600
Indiana farm	103	171	187	3,262
Ohio farm	317	818	902	2,820
Canadian operations	—	977	272	3,332
Net cash expenditures	$2,361	$3,607	$5,873	$16,015

Reconciliation of net cash expenditures
to consolidated net loss:
Depreciation and amortization	—	146	—	868
Share-based compensation	7	66	64	240
Long-lived asset impairment	69	-	1,287	48,733
Loan forgiveness and other non-cash items	(100)	—	(2,108)	—
Capitalized expenditures	—	(674)	—	(2,674)
Net realizable value adjustments	—	-	—	1,093
Working capital changes	(956)	259	(763)	802
Consolidated net loss:	$1,381	$3,404	$4,353	$65,077

13. Income Taxes

The Company reported a net loss for the nine months ended September 30, 2025, and is forecasting losses through the remainder of the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2025, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024 and our Canadian Farms in March 2025. These farms have been designated as discontinued operations in our condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 in this Form 10-Q (see Note 5 to our condensed consolidated financial statements for additional information).

Financial Overview

With the winding down of our fish rearing operations, we have significantly reduced our headcount and on-going operating costs. We maintain a small core group of corporate individuals to oversee our strategic options, our asset sale transactions and our books and records. As of September 30, 2025, we had an accumulated deficit of $374 million and $951 thousand in cash and cash equivalents on our interim condensed consolidated balance sheet. We require new funding to provide liquidity for working capital in order to realize the potential value of our assets. Consequently, our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all.

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

Results of Operations

Comparison of the three months ended September 30, 2025, to the three months ended September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$—	$44	(44)	(100)%
Research and development	—	70	(70)	(100)%
General and administrative	1,412	1,502	(90)	(6)%
Asset impairment, net	69	-	69	—%
Operating loss	(1,481)	(1,616)	135	(8)%
Other expense	(4)	(1,022)	1,018	(100)%
Loss from continuing operations	(1,485)	(2,638)	1,153	(44)%
Income (loss) from discontinued operations	104	(766)	870	(114)%
Net loss	$(1,381)	$(3,404)	2,023	(59)%

Sales and Marketing Expenses

There were no sales and marketing expenses for the three months ended September 30, 2025, due to the sale of our Indiana Farm and Canadian Farms.

Research and Development Expenses

There were no research and development expenses for the three months ended September 30, 2025, as we no longer have research and development operations after the sale of our Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025, were down slightly from the corresponding period in 2024 due to reductions in personnel costs, legal fees, share-based compensation costs, and professional fees, offset by increases in insurance costs and a legal settlement expense.

Asset Impairment, Net

During the three months ended September 30, 2025, we sold Ohio Equipment Assets for net proceeds of $27 thousand. These assets had been partially impaired in 2024 and further impaired during the first quarter of 2025. As of September 30, 2025, we concluded that the value of the remaining Ohio Equipment Assets was $5 thousand, and thus we recorded a non-cash impairment charge of $69 thousand.

Other Expense

Other expense for the three months ended September 30, 2025 and 2024 is comprised of interest expense and bank charges, less interest income.

Income (Loss) from Discontinued Operations

The income from discontinued operations for the three months ended September 30, 2025 was primarily due to a gain on the settlement of an outstanding payable balance for the Indiana Farm. For the three months ended September 30, 2024, the loss was comprised of all operating costs for our Indiana Farm and our Canadian Farms, including fish and egg production costs, sales and marketing, research and development, general and administrative expenses, non-cash long-lived asset impairment charges, interest expense and banking fees.

Comparison of the nine months ended September 30, 2025, to the nine months ended September 30, 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$7	$187	(180)	(96)%
Research and development	—	221	(221)	(100)%
General and administrative	4,742	7,030	(2,288)	(33)%
Asset impairment, net	1,287	26,265	(24,978)	(95)%
Operating loss	(6,036)	(33,703)	27,667	(82)%
Other income (expense)	1,773	(2,176)	3,949	(181)%
Loss from continuing operations	(4,263)	(35,879)	31,616	(88)%
Loss from discontinued operations	(90)	(29,198)	29,108	(100)%
Net loss	$(4,353)	$(65,077)	60,724	(93)%

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2025, were down from the corresponding period in 2024 due to decreases in personnel costs and program spending related to the sale of our Indiana Farm and Canadian Farms.

Research and Development Expenses

There were no research and development expenses for the nine months ended September 30, 2025, as we no longer have research and development operations after the sale of our Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 were down from the corresponding period in 2024 due to reductions in personnel costs, legal fees, state excise tax liabilities, share-based compensation costs, professional fees, audit fees, and travel, partly offset by a legal settlement expense.

Asset Impairment, Net

During the nine months ended September 30, 2025, we sold Ohio Equipment Assets for net proceeds of $4.7 million. These assets had been partially impaired in 2024 and further impaired during the first quarter of 2025, then written down to $5 thousand as of September 30, 2025. We recorded a non-cash impairment charge of $1.3 million.

Other Income (Expense)

Other income for the nine months ended September 30, 2025, is comprised of the forgiveness of an outstanding loan and interest income, less interest expense and bank charges. Other expense for the nine months ended September 30, 2024 is comprised of interest expense and bank charges, less interest income.

Loss from Discontinued Operations

The loss from discontinued operations for the nine months ended September 30, 2025 was comprised of remaining operating costs for the Indiana Farm and Canadian Farms. For the nine months ended September 30, 2024, the loss was comprised of all operating costs for our Indiana Farm and our Canadian Farms, including fish and egg production costs, sales and marketing, research and development, general and administrative expenses, non-cash long-lived asset impairment charges, a net realizable value adjustment of inventory, interest expense and banking fees.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,		Dollar	%
	2025	2024	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(5,561)	$(12,749)	7,188	(56)%
Investing activities	7,106	6,838	268	4%
Financing activities	(832)	(2,788)	1,956	(70)%
Effect of exchange rate changes on cash	8	(4)	12	(300)%
Net change in cash	$721	$(8,703)	9,424	(108)%

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025, was primarily comprised of our $4.4 million net loss, which included $2.1 million in non-cash gains, and working capital uses of $452 thousand, partially offset by non-cash share-based compensation charges of $64 thousand and an asset impairment charge of $1.3 million. Net cash used in operating activities during the nine months ended September 30, 2024, was primarily comprised of our $65.1 million net loss, partially offset by non-cash depreciation and share-based compensation charges of $1.1 million, long-lived asset impairment charges of $48.7 million, and working capital sources of $2.5 million.

Spending on operations decreased in the current period due to reductions in personnel, farm operating costs, depreciation charges, and share-based compensation. Uses of cash from changes in working capital were due to decreases in accounts payable and accrued expenses, partially offset by increases in prepaid expenses and other assets.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, we received $7.1 million from the sale of assets, and during the nine months ended September 30, 2024, we used $2.7 million for the purchase of property, plant and equipment at our farm sites, and we received $9.5 million from the sale of our Indiana farm and certain equipment from our Ohio farm.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, we made $832 thousand in debt repayments. During the nine months ended September 30, 2024, we received $6.8 million from new debt and made $9.5 million in term debt repayments.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of September 30, 2025, we had $951 thousand of cash and cash equivalents. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying condensed consolidated financial statements are issued.

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

During 2024, we completed the sale of our Indiana Farm, along with certain Ohio Equipment Assets for net proceeds of $9.2 million. We also focused on cost containment to preserve and extend our available cash. In February 2025, we completed an auction of certain Ohio Equipment Assets for net proceeds of $2.3 million, and in March 2025, we completed the sale of our Canadian Farms for net proceeds of $1.9 million. In June 2025, we sold Ohio Equipment Assets for net proceeds of $2.4 million. Going forward, we plan to continue to sell available Ohio Equipment Assets.

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

There have been no material changes to these estimates, or the policies related to them, during the nine months ended September 30, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Results of Operations” in our 2024 Annual Report on Form 10-K.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of September 30, 2025 and December 31, 2024, we had $7.4 million and $1.3 million, respectively, in interest-bearing debt instruments for our continuing operations, and $0 and $1.6 million, respectively, in interest-bearing debt for our discontinued operations on our condensed consolidated balance sheet. All of our interest-bearing debt is at fixed rates.

Foreign Currency Exchange Risk

Our functional currency is the U.S. Dollar and the functional currency of our U.S. and Brazil subsidiaries is the U.S. Dollar. The functional currency of our Canadian subsidiary was the Canadian Dollar. For the Canadian subsidiary, assets and liabilities were translated at the exchange rates in effect at the balance sheet date, equity accounts were translated at the historical exchange rate, and the income statement accounts were translated at the average rate for each period during the year. Net translation gains or losses were adjusted directly to a separate component of other comprehensive income (loss) within stockholders’ equity. With the sale of our Canadian subsidiary in March 2025, we do not expect to incur foreign translation gains or losses in the future.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2025 (the “Evaluation Date”), our management, with the participation of our Interim Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 25, 2025, a complaint was filed by Buckeye Power Sales Co. Inc. (“Buckeye”) against AFO in the Court of Common Pleas, Franklin County, Ohio. The complaint alleged that AFO ordered a switch gear from Buckeye in 2024 and entered into a credit contract with Buckeye. Buckeye claimed that AFO owed Buckeye $930 thousand plus interest at the rate of 1.5% per month from January 22, 2025, and costs, including attorney fees. On August 27, 2025, AFO and Buckeye executed a settlement and release agreement (“Settlement”) to resolve all matters and disputes between them. As part of the Settlement, AFO agreed to pay Buckeye $550 thousand and Buckeye agreed to release and discharge all claims against AFO and to dismiss the legal action it filed.

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

In the period from incorporation to September 30, 2025, we have incurred cumulative net losses of approximately $374 million, and we expect to incur additional net losses in future periods. These losses are related to our personnel, research and development, production and marketing costs. As of September 30, 2025, we had $951 thousand in cash and cash equivalents.

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

On September 15, 2025, the Company received a letter from the Nasdaq’s Listing Qualifications Department informing the Company that it had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) and that the matter is now closed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

AQUABOUNTY TECHNOLOGIES, INC.

October 28, 2025	/s/ David A. Frank
David A. Frank
Interim Chief Executive Officer, Chief Financial Officer and Treasurer (principal executive, financial and accounting officer and duly authorized officer)