Form 10-K
period 2025-12-31
AQUABOUNTY TECHNOLOGIES INC
filed 2026-03-31
CIK 1603978

Hell

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

Form 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the aggregate market value of the 3,838,910 shares of common stock held by non-affiliates of the registrant was approximately $2.8 million. At March 27, 2026, the registrant had 5,147,204 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 16, 2026 (the “2026 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10‑K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

•our ability to obtain and maintain approvals and permits for our Ohio Farm Project (as defined below) without delay;

•risks related to potential strategic acquisitions, dispositions, mergers, joint ventures and other strategic transactions;

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

•the composition of our Board of Directors (“Board”) may change from time to time under our governing documents, including through the filling of vacancies, which may result in a change the Company’s strategic plan; and

•other risks and uncertainties referenced under “Risk Factors” below and in any documents incorporated by reference herein.

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

•We require approvals and permits for our Ohio Farm Project, and any delay or denial of those approvals or permits could potentially impact the value of those assets and limit our strategic options.

•We may pursue strategic acquisitions, dispositions, mergers or joint ventures and other strategic transactions that could have an adverse impact on our business if they are unsuccessful.

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

•The composition of our Board may change from time to time under our governing documents, including through the filling of vacancies, which may result in a change in the Company’s strategic plan.

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

ii

Part I

Item 1.  Business

Overview

Company Update

AquaBounty has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing our genetically engineered Atlantic salmon (the “GE Atlantic salmon”). We had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (the “Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired our ability to pursue municipal bond financing, which was a necessary component of our funding strategy. We subsequently engaged an investment bank to pursue a range of funding and strategic alternatives, and to assist management in the prioritization of our core assets. These efforts resulted in the sale of our grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout 2024 and 2025 of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of our Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”), and our intellectual property for the GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, our primary remaining asset is our investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (the “Ohio Farm Site”). We continue to work with an investment bank to identify the optimal path forward for realizing the potential of this asset, including its possible sale.

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024, our Canadian Farms in March 2025, and have been selling Ohio Equipment Assets to generate liquidity. In conjunction with the work that our investment bank has done to help us realize the value of our Ohio Farm Project, we received a non-binding Letter of Interest to purchase our Ohio subsidiary. Though this offer is currently being considered by the Company, we determined the actions in 2025 that contributed to receiving the non-binding Letter of Interest to be a triggering event for revaluing these assets and we designated the Ohio Farm Project as a discontinued operation, along with the Indiana Farm and the Canadian Farms in our consolidated financial statements for the years ended December 31, 2025 and 2024 in this Form 10-K (see Note 4 to our consolidated financial statements for additional information).

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

We continued to sell Ohio Equipment Assets during the remainder of 2024, and based on these additional transactions, we conducted an impairment analysis at year-end on the remaining Ohio Equipment Assets that were held for sale, along with the Ohio Farm Site. As a result of this analysis, we recorded impairment charges of $18.2 million and $57.3 million against the Ohio Equipment Assets and the Ohio Farm Site, respectively.

In December of 2024, we entered into a Letter of Intent with a buyer to purchase the Canadian Farms. The transaction closed in March 2025 and included all of our Corporate IP. Based on the net sale price, we recorded impairment charges of $5.4 million and $0.2 million against the Canadian Farms and Corporate IP, respectively.

During 2025, we continued to sell Ohio Equipment Assets to generate liquidity and at December 31, 2025, we reassessed the value of the Ohio Farm Project. Based on the potential net sale value of the assets, we recorded an impairment charge of $14.4 million and reclassified the Ohio Farm Project assets as Assets Held for Sale on our consolidated balance sheet.

The table below depicts the impairment charges recorded during 2025 and 2024 by asset group totaling $14.4 million and $129.8 million, respectively.

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

We do not currently operate any salmon farms, as we have sold our Indiana Farm and our Canadian Farms. We have also sold the intellectual property for our GE Atlantic salmon, included in our Corporate IP. Our primary asset is our Ohio Farm Project, which consists of the land and the construction in process for a commercial scale recirculating aquaculture production facility, for which we have received a non-binding Letter of Interest purchase offer, which is under consideration by the Company.

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

Market Drivers

Population Growth Drives Demand for Food Protein

According to FAO, global population is projected to reach 9.7 billion people by 2050, or roughly 20% growth over the next 24 years. In addition to the increased demand for food from the rising population, increased incomes and urbanization from a growing middle class will drive increased demand for protein food sources. According to FAO, global fish consumption has been growing faster than all other animal protein foods.

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

Plan for Completion

We have been working with our investment bank on strategic alternatives for the Ohio Farm Site We believe that funding of roughly $400 million would be required to complete the construction according to its original design and replace the Ohio Equipment Assets that have been sold. Given the magnitude of this figure, we are considering alternatives, including a potential sale of the Ohio Farm Project.

Human Capital Resources

As of March 27, 2026, our total headcount was 3, all of whom have corporate roles.

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

In the period from incorporation to December 31, 2025, we have incurred cumulative net losses of approximately $388 million, and we expect to incur additional net losses in future periods. These losses are related to our personnel, research and development, production and marketing costs. As of December 31, 2025, we had $501 thousand in cash and cash equivalents.

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

We require new financing to provide liquidity for working capital and to fund our evolving strategic plan. To meet this need, we have engaged an investment bank to pursue a range of funding and strategic alternatives, including potential joint venture partnerships or other strategic transactions. There is no guarantee that additional funds will be available on a timely basis, on acceptable terms, or at all, or that such funds, if raised, would be sufficient to enable us to continue to implement our business strategy. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of holders of our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances with third parties, we may have to relinquish valuable rights to our future revenue streams on terms that may not be favorable to us.

We require approvals and permits for our Ohio Farm Project, and any delay or denial of those approvals or permits could potentially impact the value of those assets and limit our strategic options.

We may not be able to obtain the approvals and permits that will be necessary to maintain the value of the Ohio Farm Project. We will need to maintain a number of required permits in connection with the hydrology, construction and operation of our Ohio Farm Project, which is often a time-consuming process. If we are unable to maintain the required approvals and permits for our Ohio Farm Project, we will be limited in our strategic options for these assets.

We may pursue strategic acquisitions, dispositions, mergers or joint ventures or other strategic transactions that could have an adverse impact on our business if they are unsuccessful.

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

Nasdaq has recently proposed a rule change to (i) adopt Listing Rules 5450(a)(3) and 5550(a)(6) to require issuers listed on the Nasdaq Global and Capital Markets, respectively, to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million for a period of thirty (30) consecutive business days, and (ii) amend Rule 5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion (collectively, the “Proposed $5 Million MVLS Rule”). As of March 27, 2026, the market value of our listed securities was less than $5 million. If the Proposed $5 Million MVLS Rule is adopted and becomes effective, and we are unable to satisfy the applicable continued listing requirements, we could become subject to suspension and delisting from Nasdaq.

We have also experienced periods of negative stockholders’ equity, including as set forth in our financial statements as of December 31, 2025 included at Item 8 of this Annual Report on Form 10-K, and any failure to maintain positive stockholders’ equity could further increase the risk that our common stock fails to meet Nasdaq’s continued listing standards, which could result in our suspension and delisting from Nasdaq.

On January 15, 2025, we received a letter (the “2025 Notice”) from Nasdaq notifying us that, because the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, it no longer complied with the minimum bid price requirement for continued listing on Nasdaq. The 2025 Notice had no immediate effect on our listing or on the trading of our common stock. The 2025 Notice provided us with a compliance period of 180 calendar days, or until July 15, 2025, to regain compliance. We were subsequently granted an additional 180 calendar days, or until January 12, 2026, to regain compliance. On September 15, 2025 we received a notice from Nasdaq confirming that we had regained compliance with the minimum bid price requirement for continued listing on Nasdaq.

There can be no assurance that we will be able to maintain compliance with the Nasdaq minimum bid price requirement or any other applicable Nasdaq continued listing standards. Any failure to comply with Nasdaq listing rules could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter markets, which would likely have less liquidity and more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of our common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be significantly adversely affected.

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

The composition of our Board may change from time to time under our governing documents, including through the filling of vacancies, which may result in a change in the Company’s strategic plan.

On October 28, 2025, we entered into Note Purchase Agreements with certain investors providing for the issuance and sale of senior notes (“Agreements”) in an aggregate principal amount of $4.0 million in a private placement transaction. The Agreements required certain resignations from and appointments to the Board. Per the Agreements, all four of our then current directors were required to submit resignations from our Board, with two of the resignations becoming effective at the time of the transaction closing date and two becoming effective upon the satisfaction of certain events and criteria. The latter two resignations have not yet become effective. Two new directors were appointed to the Board at the time of the transaction closing date pursuant to the arrangement with the investors, in accordance with the Agreements. When the remaining two resignations become effective, two additional new directors will be appointed to the Board to fill their vacancies.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. There were no material cybersecurity breaches during 2025. See “Risk Factors – Security breaches, cyber-attacks and other disruptions could compromise our information, expose us to fraud or liability, or interrupt our operations, which would cause our business and reputation to suffer.”

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

Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our external cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Financial Officer has been managing our information technology resources for over 17 years and has overseen our cybersecurity risk assessment and the implementation of our cybersecurity risk management program since its inception.

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

Item 3.  Legal Proceedings

On February 28, 2025, a complaint was filed by Gilbane Building Company (“Gilbane”) against AquaBounty Farms Ohio, LLC, (“AFO”) in the Court of Common Pleas, Williams County, Ohio. The complaint alleges that Gilbane and AFO entered into a contract pursuant to which Gilbane furnished certain materials, services, equipment, and labor for altering, constructing, and improving certain land, buildings, and structures at the Ohio Farm Project and that AFO failed to pay outstanding amounts owed under such contract. The complaint also notes that Gilbane filed a mechanic’s lien on the Ohio Farm Site on September 11, 2024, in the amount of $1.5 million. Gilbane alleges various causes of action, including breach of contract, and is seeking monetary damages and foreclosure of the mechanic’s lien. On October 31, 2025, AFO and Gilbane executed a settlement and release agreement (“Gilbane Settlement”) to resolve all matters and disputes between them. As part of the Gilbane Settlement, AFO agreed to pay Gilbane $1.3 million and Gilbane agreed to release and discharge all claims against AFO and to dismiss the legal action it filed.

On June 25, 2025, a complaint was filed by Buckeye Power Sales Co. Inc. (“Buckeye”) against AFO in the Court of Common Pleas, Franklin County, Ohio. The complaint alleged that AFO ordered a switch gear from Buckeye in 2024 and entered into a credit contract with Buckeye. Buckeye claimed that AFO owed Buckeye $930 thousand plus interest at the rate of 1.5% per month from January 22, 2025, and costs, including attorney fees. On August 27, 2025, AFO and Buckeye executed a settlement and release agreement (“Buckeye Settlement”) to resolve all matters and disputes between them. As part of the Buckeye Settlement, AFO agreed to pay Buckeye $550 thousand and Buckeye agreed to release and discharge all claims against AFO and to dismiss the legal action it filed.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “AQB.” As of March 27, 2026, 5,147,204 shares of our common stock were issued and outstanding.

As of March 27, 2026, there were approximately 222 holders of record of our common stock. The actual number of stockholders is greater than this number and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The transfer agent for our common stock is Computershare Trust Company, N.A.

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

Company Update

AquaBounty has historically pursued a growth strategy that included the construction of large-scale RAS farms for producing our GE Atlantic salmon. We had commenced construction of our 10,000 metric ton Ohio Farm Project, but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired our ability to pursue municipal bond financing, which was a necessary component of our funding strategy. We subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of our core assets. These efforts resulted in the sale of our Indiana Farm in July 2024, recurring sales throughout 2024 and 2025 of selected Ohio Equipment Assets originally intended for the Ohio Farm Project, and the sale of our Canadian Farms, and our Corporate IP in March 2025. After completion of these transactions, our primary remaining asset is our investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the Ohio Farm Site. We continue to work with an investment bank to identify the optimal path forward for realizing the potential of this asset, including its possible sale.

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024, our Canadian Farms in March 2025, and have been selling Ohio Equipment Assets to generate liquidity. In conjunction with the work that our investment bank has done to help us realize the value of our Ohio Farm Project, we received a non-binding Letter of Interest to purchase our Ohio subsidiary. Though this offer is currently being considered by the Company, we determined the actions in 2025 that contributed to receiving the non-binding Letter of Interest to be a triggering event for revaluing these assets and we designated the Ohio Farm Project as a discontinued operation, along with the Indiana Farm and the Canadian Farms in our consolidated financial statements for the years ended December 31, 2025 and 2024 in this Form 10-K (see Note 4 to our consolidated financial statements for additional information).

Impairment Charges on Discontinued Operations

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

We continued to sell Ohio Equipment Assets during the remainder of 2024, and based on these additional transactions, we conducted an impairment analysis at year-end on the remaining Ohio Equipment Assets that were held for sale, along with the Ohio Farm Site. As a result of this analysis, we recorded impairment charges of $18.2 million and $57.3 million against the Ohio Equipment Assets and the Ohio Farm Site, respectively.

In December of 2024, we entered into a Letter of Intent with a buyer to purchase the Canadian Farms. The transaction closed in March 2025 and we recorded an impairment charge of $5.4 million based on the net sale price.

During 2025, we continued to sell Ohio Equipment Assets to generate liquidity and at December 31, 2025, we reassessed the value of the Ohio Farm Project. Based on the potential net sale value of the assets, we recorded an impairment charge of $14.4 million and reclassified the Ohio Farm Project assets as Assets Held for Sale on our consolidated balance sheet.

The table below depicts the impairments charges recorded for our discontinued operations during 2025 and 2024 by asset group totaling $14.4 million and $129.6 million, respectively.

$000	Impairment Charges
Impairment Item	2025	2024
Ohio Equipment Assets	$1,292	$44,467
Ohio Farm Site	13,148	57,257
Indiana Farm	—	22,468
Canadian Farms	—	5,443
Total Discontinued Operations	$14,440	$129,635

Financial Overview

With the exit from our fish rearing operations, we have significantly reduced our headcount and on-going operating costs. We maintain a small core group of corporate individuals to oversee our strategic options, our asset sale transactions and our books and records. As of December 31, 2025, we had an accumulated deficit of $388 million and $501 thousand in cash on our consolidated balance sheet. We require new funding to provide liquidity for working capital and to fund our evolving strategic plan. Consequently, our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all.

Sales and Marketing Expenses

Our sales and marketing expenses have historically included agency fees for investor-related activities. With the sale of our Canadian Farms and the corresponding cessation of our salmon rearing activities in March 2025, we no longer have sales and marketing expenses.

Research and Development Expenses

With the sale of our Canadian Farms and the corresponding cessation of our salmon rearing activities in March 2025, we no longer have research and development operations.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, corporate, and finance functions. Other significant general and administrative expenses include corporate governance and public company costs, rent and utilities, insurance, and legal services. We had three and five employees in our general and administrative group at December 31, 2025 and 2024, respectively. We expect our general and administrative expenses to remain stable until a new strategic direction of the Company is selected.

Asset Impairment

Asset impairment includes the non-cash charges recorded for the sale of our Corporate IP.

Other Income (Expense), Net

Interest expense includes the interest on our loans and accounts payable for our continuing operations. Loan forgiveness relates to the termination of an outstanding loan. Other income (expense) includes bank charges, fees, and interest income from our continuing operations.

Loss from Discontinued Operations

Loss from Discontinued Operations includes all operating costs for our Ohio Farm Project, our Indiana Farm and our Canadian Farms, including fish and egg production costs, sales and marketing, research and development, general and administrative expenses, non-cash long-lived asset impairment charges, a net realizable value adjustment of inventory, interest expense and banking fees.

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

Fair value of the Ohio Farm Project as of December 31, 2025 was determined based on information derived from our asset sales activities and the non-binding Letter of Interest we received to purchase our Ohio subsidiary. This purchase offer is currently being considered by the Company, as part of our deliberations on our strategic shift. The Ohio Farm Project was classified as a discontinued operation and its assets and liabilities were reclassified as current assets held for sale and current liabilities held for sale, respectively based on the potential sale. The value recorded in our consolidated financial statements under current assets held for sale is the expected net proceeds from the possible sale of $9.6 million.

During the years ended December 31, 2025 and 2024, we recorded $14.4 million and $129.8 million, respectively of impairment charges to write down the carrying value of long-lived assets. See additional discussion regarding this impairment in "Note 4 – Discontinued Operations and Assets Held for Sale” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of these items, see “Note 2 – Recently Issued Accounting Standards” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Results of Operations

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024.

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the changes in those items in dollars (in thousands) and as a percentage:

	Years Ended December 31,		Dollar	%
	2025	2024	Change	Change

Costs and expenses
Sales and marketing	$6	$191	(185)	(97)%
Research and development	—	203	(203)	(100)%
General and administrative	4,012	9,042	(5,030)	(56)%
Asset impairment, net	-	191	(191)	(100)%
Operating loss	(4,018)	(9,627)	5,609	(58)%
Other income (expense)	1,789	(1,752)	3,541	(202)%
Loss from continuing operations	(2,229)	(11,379)	9,150	(80)%
Loss from discontinued operations	(16,261)	(137,814)	121,553	(88)%
Net loss	$(18,490)	$(149,193)	130,703	(88)%

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2025 decreased by $185 thousand from the year ended December 31, 2024 due to decreases in personnel costs and program spending related to the sale of our Indiana Farm and Canadian Farms. We are no longer incurring sales and marketing expenses.

Research and Development Expenses

There were no research and development expenses for the year ended December 31, 2025, as we no longer have research and development operations after the sale of our Canadian Farms and the corresponding cessation of our salmon rearing activities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 decreased $5.0 million from the year ended December 31, 2024, primarily due to reductions in personnel costs, legal fees, state excise tax liabilities, share-based compensation costs, professional fees, audit fees, and travel, partly offset by legal settlement expenses.

Asset Impairment

There were no asset impairment charges for continuing operations for the year ended December 31, 2025. For the year ended December 31, 2024, we recorded a non-cash impairment charge of $191 thousand against Corporate IP.

Other Income (Expense)

Other expense for 2025 and 2024 is comprised of interest income, interest on debt, and bank charges. Other income for 2025 is related to the forgiveness of an outstanding loan.

Loss from Discontinued Operations

The loss from discontinued operations for the year ended December 31, 2025 was significantly lower than for the year ended December 31, 2024, as the Indiana Farm and the Canadian Farms were sold in July 2024 and March 2025, respectively. The loss in 2025 is primarily due to a non-cash asset impairment charge of $14.4 million recorded against the Ohio Farm Project in conjunction with its potential sale.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses from operations since our inception in 1991, and, as of December 31, 2025, we had an accumulated deficit of $388 million. We expect to continue to experience significant losses for the foreseeable future, and we will require additional cash to provide liquidity for working capital and to fund our evolving strategic plan. Liquidity has primarily come from equity financings, supplemented by debt transactions and asset sales.

During 2025 and 2024, we received $3.3 million and $6.9 million, respectively, in debt proceeds. During 2025 and 2024, we sold $7.1 million and $10.5 million, respectively of assets. In the future, we expect to use a combination of asset sales and debt and equity issuances to fund our continuing operations.

As of December 31, 2025, we had $501 thousand in cash balances.

Our principal contractual commitments include repayments of debt and related interest and payments under operating leases. Refer to the notes in our consolidated financial statements for further information about our capital expenditure commitments (Note 6), debt (Note 7), and lease payment obligations (Note 10).

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Years Ended December 31,		Dollar	%
	2025	2024	Change	Change

Net cash (used in) provided by:
Operating activities	$(8,740)	$(13,863)	5,123	(37)%
Investing activities	7,130	7,563	(433)	(6)%
Financing activities	1,872	(2,664)	4,536	(170)%
Effect of exchange rate changes on cash	9	(10)	19	(190)%
Net change in cash	$271	$(8,974)	9,245	(103)%

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2025, was primarily due to our $18.5 million net loss, offset by non-cash share-based compensation charges of $71 thousand and long-lived asset impairment charges of $14.4 million, and increased by loan forgiveness and other non-cash gains of $2.4 million and working capital uses of $2.4 million. Spending on both continuing and discontinued operations decreased in the current year, due to the sales of the Indiana Farm and the Canadian Farms, and the associated reductions in personnel, marketing programs, outside research projects, professional services, and share-based compensation. The decrease in cash related to working capital uses was primarily due to reductions in accounts payable and accrued liabilities and increases in prepaid and other assets.

Net cash used in operating activities during the year ended December 31, 2024, was primarily due to our $149.2 million net loss, partially offset by non-cash depreciation and share-based compensation charges of $1.2 million, long-lived asset impairment charges of $129.8 million, and working capital sources of $4.3 million. Spending on both continuing and discontinued operations decreased in 2024 as compared to 2023, before the recording of non-cash impairment charges, due to the sale of the Indiana Farm, and reductions in personnel, marketing programs, outside research projects, professional services, and share-based compensation. The increase in cash provided by working capital sources was due to reductions in inventory and other current assets, along with increases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $7.1 million during the year ended December 31, 2025, compared to $7.6 million during the year ended December 31, 2024. During 2025, we received $7.1 million from the sale of our Canadian Farms and certain Ohio Equipment Assets. During 2024, we used $2.9 million for the purchase of property, plant and equipment at our farm sites, and we received $10.5 million from the sale of our Indiana Farm and certain Ohio Equipment Assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.9 million during the year ended December 31, 2025, compared to net cash used in financing activities of $2.7 million during the year ended December 31, 2024. During 2025, we received $3.3 million in proceeds from new debt, and we repaid $1.4 million of outstanding debt. During 2024, we received $6.9 million in proceeds from new debt, and we repaid $9.6 million of outstanding debt.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of December 31, 2025, we had $501 thousand in cash balances. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

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

During 2024, we completed the sale of our Indiana Farm, along with certain Ohio Equipment Assets for net proceeds of $9.2 million. During 2025, we completed multiple sales of certain Ohio Equipment Assets for cumulative gross proceeds of $5.0 million and we completed the sale of our Canadian Farms for gross proceeds of $2.1 million. In October 2025, we completed an issuance of senior notes for net proceeds of $3.3 million. We plan to continue to sell assets, or to issue equity or debt securities to increase our cash liquidity and fund our evolving strategic plan.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of December 31, 2025 and December 31, 2024, we had $3.5 million and $1.3 million, respectively, in interest-bearing debt instruments for our continuing operations, and $7.4 million and $1.6 million, respectively, in interest-bearing debt for our discontinued operations on our consolidated balance sheet. All of our interest-bearing debt is at fixed rates.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2025 (the “Evaluation Date”), our management, with the participation of our Interim Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our Interim Chief Executive Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based upon this evaluation and those criteria, management believes that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report on Form 10‑K does not include an auditor’s attestation of management’s assessment of internal control over financial reporting as of December 31, 2025, as we are not an “accelerated filer” under SEC rules.

Changes in Internal Control

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10‑K.

We have adopted an Insider Trading Policy, that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Insider Trading Policy is filed as exhibit 19.1 to this Annual Report of Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10‑K.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10‑K, for Deloitte & Touche LLP (PCAOB ID No. 34).

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

3.8*	Amended and Restated Bylaws of AquaBounty Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
4.1*	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
4.2*	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 8-K, filed on February 12, 2026).
4.3	Description of Registrant’s securities.
10.1*†	AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10, filed on November 7, 2016).
10.2*†	Amendment No. 1 to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 2. 2019).
10.3*†	Amendment No. 2 to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2020).
10.4*†

Form of Stock Option Agreement pursuant to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form 10, filed on December 12, 2016).

10.5*†

Form of Restricted Stock Unit Agreement pursuant to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2023).

10.6*†	Amendment No. 3 to AquaBounty Technologies, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 26, 2023).

10.7†	Employment Agreement, by and between Alejandro Rojas and AquaBounty Technologies, Inc., dated September 1, 2023
10.8*†

Amended and Restated Employment Agreement, by and between David Frank and AquaBounty Technologies, Inc., dated March 29, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2023).

10.9*	Placement Agency Agreement between the Company and Univest Securities, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K, filed on October 28, 2025).
10.11	AquaBounty Farms Ohio LLC Secured Promissory Note dated June 11, 2025
19.1*	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed on March 27, 2025).
21.1	List of Subsidiaries of AquaBounty Technologies, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy, Adopted November 1, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on April 1, 2024).
101.INS	Inline XBRL instance document-the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL taxonomy extension schema document.
101.CAL	Inline XBRL taxonomy extension calculation linkbase document.
101.DEF	Inline XBRL taxonomy extension definition linkbase document.
101.LAB	Inline XBRL taxonomy label linkbase document.
101.PRE	Inline XBRL taxonomy extension presentation linkbase document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in exhibit 101).

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

Signature	Title	Date

/s/ Sylvia A. Wulf	Board Chair	March 31, 2026
Sylvia A. Wulf

/s/ David A. Frank	Interim Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
David A. Frank

/s/ Graydon Bensler	Director	March 31, 2026
Graydon Bensler

/s/ Braeden Lichti	Director	March 31, 2026
Braeden Lichti

/s/ Rick Sterling	Director	March 31, 2026
Rick Sterling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AquaBounty Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AquaBounty Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' (deficit) equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operating assets and incurred cumulative net losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-Lived Assets – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company reviews the carrying value of its long-lived assets when facts and circumstances suggest that they may be impaired. The carrying values of such assets are considered impaired when the estimated undiscounted cash flow from such assets is less than the carrying value. An impairment loss is recognized in the amount of the difference between the carrying value and the fair value of such assets.

In 2025, the Company proceeded with negotiations to sell its Ohio Farm Project and received a non-binding Letter of Interest from a third party. The actions and decisions leading up to the receipt of the non-binding Letter of Interest caused the Company to evaluate the Ohio Farm Project for impairment, resulting in a non-cash impairment charge of $14.4 million for the year ended December 31, 2025.

We identified the impairment of the Ohio Farm Project as a critical audit matter due to the significant estimates and assumptions made by management, including those related to costs to prepare the asset for transfer to a third party and complete the sale. This required a high degree of auditor judgment and subjectivity to evaluate the reasonableness of management’s estimates and assumptions related to future cash flow.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impairment of the Ohio Farm Project included the following, among others:

•Obtained an understanding of the design of controls associated with management’s process for recording impairment charges.

•Tested for the appropriate application of accounting guidance related to the impairment of long-lived assets, including judgments made by management related to the asset group subject to impairment.

•Evaluated the reasonableness of the methodology used by management and the assumptions used in the estimation of costs to prepare the asset for transfer to a third party and complete the sale.

•Verified the impairment calculations were mathematically accurate.

•Inspected documents distributed between the Company and a third party regarding the intended sale of the Ohio Farm Project and confirmed key terms with a third party.

•Evaluated the Company’s disclosures related to the impairment of long-lived assets to assess conformity with the applicable accounting standards.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

March 31, 2026

We have served as the Company's auditor since 2021.

AquaBounty Technologies, Inc.

Consolidated Balance Sheets

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$501,295	$230,362
Prepaid expenses and other current assets	266,862	292,018
Current assets held for sale	9,552,454	10,819,909
Total current assets	10,320,611	11,342,289

Right of use assets, net	22,982	51,509
Non-current assets held for sale	—	22,668,000
Total assets	$10,343,593	$34,061,798

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$337,038	$893,034
Accrued employee compensation	912,103	977,088
Current debt	—	1,261,039
Other current liabilities	22,982	28,527
Current liabilities held for sale	7,476,254	13,041,860
Total current liabilities	8,748,377	16,201,548

Long-term lease obligations	—	22,982
Long-term debt, net	3,486,141	1,996,558
Total liabilities	12,234,518	18,221,088

Commitments and contingencies (Note 9)

Stockholders' (deficit) equity:
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,877,695 and 3,865,778 shares issued and outstanding at December 31, 2025
and 2024, respectively	3,878	3,866
Additional paid-in capital	386,368,222	386,297,611
Accumulated other comprehensive loss	—	(688,229)
Accumulated deficit	(388,263,025)	(369,772,538)
Total stockholders' (deficit) equity	(1,890,925)	15,840,710

Total liabilities and stockholders' (deficit) equity	$10,343,593	$34,061,798

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
	2025	2024

Costs and expenses
Sales and marketing	$6,613	$191,299
Research and development	—	203,296
General and administrative	4,011,679	9,041,470
Asset impairment, net	—	190,732
Total costs and expenses	4,018,292	9,626,797

Operating loss	(4,018,292)	(9,626,797)

Other income (expense)
Interest expense	(206,052)	(1,735,303)
Loan forgiveness	2,008,046	—
Other expense, net	(13,388)	(17,078)
Total other income (expense)	1,788,606	(1,752,381)

Loss from continuing operations	(2,229,686)	(11,379,178)

Loss from discontinued operations	(16,260,801)	(137,813,482)

Net loss	$(18,490,487)	$(149,192,660)

Other comprehensive income (loss)
Foreign currency gain (loss)	688,229	(282,765)

Comprehensive loss	$(17,802,258)	$(149,475,425)

Basic and diluted net loss per share
from continuing operations	$(0.57)	$(2.95)
from discontinued operations	(4.20)	(35.70)
Total basic and diluted net loss per share	$(4.77)	$(38.65)

Weighted average number of common shares -
basic and diluted	3,873,797	3,860,454

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total
Balance at December 31, 2023	3,847,022	$3,847	$385,998,213	$(405,464)	$(220,579,878)	$165,016,718
Net loss					(149,192,660)	(149,192,660)
Other comprehensive loss				(282,765)		(282,765)
Share-based compensation	18,756	19	299,398			299,417
Balance at December 31, 2024	3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710

Balance at December 31, 2024	3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710
Net loss					(18,490,487)	(18,490,487)
Other comprehensive income				688,229		688,229
Share-based compensation	11,917	12	70,611			70,623
Balance at December 31, 2025	3,877,695	$3,878	$386,368,222	$—	$(388,263,025)	$(1,890,925)

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Operating activities
Net loss	$(18,490,487)	$(149,192,660)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	—	904,136
Share-based compensation	70,623	299,417
Long-lived asset impairment	14,440,413	129,826,403
Loan forgiveness	(2,008,046)	—
Other non-cash items	(374,011)	43,393
Changes in operating assets and liabilities:
Inventory	—	1,723,559
Prepaid expenses and other assets	(141,612)	1,277,535
Accounts payable and accrued liabilities	(2,171,551)	614,562
Accrued employee compensation	(64,985)	640,679
Net cash used in operating activities	(8,739,656)	(13,862,976)

Investing activities
Purchases of and deposits on property, plant and equipment	—	(2,929,908)
Proceeds from asset sales	7,129,884	10,493,222
Net cash provided by investing activities	7,129,884	7,563,314

Financing activities
Proceeds from issuance of debt	3,280,089	6,934,832
Repayment of term debt	(1,408,153)	(9,598,544)
Net cash provided by (used in) financing activities	1,871,936	(2,663,712)

Effect of exchange rate changes on cash and cash equivalents	8,769	(10,133)
Net change in cash and cash equivalents	270,933	(8,973,507)
Cash and cash equivalents at beginning of period	230,362	9,203,869
Cash and cash equivalents at end of period	$501,295	$230,362

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash from continuing operations	$—	$1,698,066
Interest paid in cash from discontinued operations	$18,716	$566,389
Non-cash conversion of accounts payable to current debt	$7,386,235	$—
Property and equipment included in accounts payable and accrued liabilities	$—	$9,205,819

See accompanying notes to the consolidated financial statements.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

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

The Company has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing its genetically engineered Atlantic salmon (“GE Atlantic salmon”). The Company had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (“Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired the Company’s ability to pursue municipal bond financing, which was a necessary component of its funding strategy. The Company subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of the Company’s core assets. These efforts resulted in the sale of the Company’s grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout 2024 and 2025 of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of the Company’s Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”) and its intellectual property for GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, the Company’s primary remaining asset as of December 31, 2025 is its investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (“Ohio Farm Site”). The Company continues to work with an investment bank to identify the optimal path forward for realizing the potential of this asset.

Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses of $388 million and expects that this will continue for the foreseeable future. As of December 31, 2025, the Company had $501 thousand in cash on its consolidated balance sheet.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, including its ability to sell assets to generate liquidity to fund ongoing operations, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, or on terms acceptable to the Company, or at all. Limited operating assets, dependency on capital raising activities and cumulative net losses raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2025, the Company’s management continued to sell assets to generate cash for working capital, while exploring strategic alternatives to raise funds with the goal of maximizing stockholder value. Potential alternatives that were evaluated included, but were not limited to, equity or debt financing, a merger, and the sale of all or part of the Company.

During 2025, the Company completed multiple sales of certain Ohio Equipment Assets for cumulative gross proceeds of $5.0 million and the sale of the Canadian Subsidiary for gross proceeds of $2.1 million. On October 28, 2025, the Company completed an issuance of $4.0 million in senior notes. The net proceeds of $3.3 million were used for working capital and for the payment of certain outstanding liabilities.

Basis of presentation

The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries. The entities are collectively referred to herein as the “Company.” All inter-company transactions and balances have been eliminated upon consolidation.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

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

Foreign currency translation

The functional currency of the Parent and U.S. subsidiaries is the US Dollar. The functional currency of the Canadian Subsidiary was the Canadian Dollar (C$). For the Canadian Subsidiary, assets and liabilities were translated at the exchange rates in effect at the balance sheet date, equity accounts were translated at the historical exchange rate, and the income statement accounts were translated at the average rate for each period during the year. Net translation gains or losses were adjusted directly to a separate component of other comprehensive income (loss) within stockholders’ equity. With the sale of the Canadian Subsidiary in March 2025, the Company does not expect to incur foreign translation gains or losses in the future.

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

In March 2025, all of the Company’s intangible assets were sold in conjunction with the sale of the Canadian Subsidiary.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

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

Income taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The Company follows accounting guidance regarding the recognition, measurement, presentation and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more likely than not” to be upheld under regulatory review. The resulting tax impact of these tax positions is recognized in the financial statements based on the results of this evaluation. The Company did not recognize any tax liabilities associated with uncertain tax positions, nor has it recognized any interest or penalties related to unrecognized tax positions. The Company is not currently under exam and is no longer subject to federal and state tax examinations by tax authorities for years before 2022.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Years Ended December 31,
Weighted Average Outstanding	2025	2024
Stock options	48,896	72,337
Unvested stock awards	3,986	20,147

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, to enhance the transparency of certain expense disclosures. The update requires disclosure of specific expense categories in the notes to the financial statements at interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impacts of this update and plans to adopt these amendments for annual disclosures in the year ended December 31, 2027 and interim disclosures in the year ended December 31, 2028.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions and investing in cash equivalents with maturities of less than 90 days. The Company’s cash balances may at times exceed insurance limitations. The Company did hold cash balances in bank accounts located in Canada, prior to the sale of the Canadian Subsidiary in March 2025. These amounts were subject to foreign currency exchange risk, which was minimized by the Company’s policy to limit the balances held in these accounts. Balances in Canadian bank accounts at December 31, 2025 and 2024 totaled $0 and $166 thousand, respectively.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

4. Discontinued Operations and Assets Held for Sale

In July 2024, the Company sold its Indiana Farm for a sale price of $9.5 million less transaction expenses of $305 thousand, which included certain Ohio Equipment Assets with a carrying value of $13.0 million that had been purchased for the Company’s Ohio Farm Project. In December 2024, the Company announced the winddown of its Canadian fish rearing operations and sold its Canadian Farms in March 2025 for a sale price of $5.2 million, including the assumption of $3.2 million in outstanding loans, less transaction expenses of $216 thousand. These decisions by the Company represented a strategic shift that has had a major effect on the Company’s operations and financial results. Consequently, each of these farms have been designated as discontinued operations in the consolidated financial statements for the years ended December 31, 2025 and 2024.

The Company has been working with its investment bank to identify the optimal path forward for realizing the potential of its assets, including a possible sale of the Ohio Farm Project. The Company received a non-binding Letter of Interest to purchase the Ohio subsidiary. Though this offer is currently under consideration, the Company has determined that the actions and decisions that occurred leading up to receiving this offer constituted a triggering event for revaluing these assets and has included the Ohio Farm Project in discontinued operations in the consolidated financial statements for the years ended December 31, 2025 and 2024.

Provided below are the major areas of the financial statements that constitute discontinued operations:

	December 31,	December 31,
	2025	2024
Current Assets
Prepaid and other current assets	$32,454	$65,030
Property, plant and equipment, net	9,520,000	10,754,879
Total current assets held for sale	$9,552,454	$10,819,909
Non-Current Assets
Property, plant and equipment, net	-	22,668,000
Total non-current assets held for sale	$-	$22,668,000
Current Liabilities
Accounts payable and accrued expenses	$90,019	$9,318,409
Accrued employee compensation	—	54,583
Current debt	7,386,235	3,260,005
Other current liabilities	-	408,863
Total current liabilities held for sale	$7,476,254	$13,041,860

	Years ended December 31,
	2025	2024
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$890,433
Long-lived asset impairment	14,440,413	129,635,671
Other non-cash items	(456,063)	9,678
Changes in working capital	(1,496,488)	2,572,418
Cash flows from investing activities
Purchases of and deposits on property, plant and equipment	—	(2,929,908)
Proceeds from asset sales	4,993,688	993,222
Cash flows from financing activities
Proceeds from issuance of debt	—	434,832
Repayment of term debt	(32,194)	(206,781)

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

	Years ended December 31,
	2025	2024
Revenue	$—	$788,701
Costs and expenses
Product costs	—	7,327,403
Sales and marketing	—	330
Research and development	—	27,015
General and administrative	1,526,852	951,935
Long-lived impairment	14,440,413	129,635,671
Operating income (loss)	(15,967,265)	(137,153,653)
Other expense	(293,536)	(659,829)
Loss from discontinued ops	$(16,260,801)	$(137,813,482)

5. Prepaid and other current assets

Major classifications of prepaid and current assets are summarized as follows for December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Prepaid insurance	$172,032	$203,999
Prepaid other	94,830	88,019
Total prepaid expenses and other current assets	$266,862	$292,018

6. Debt

The current terms and conditions of long-term debt outstanding as of December 31, 2025 and 2024 for continuing operations, are as follows:

	Interest rate	Monthly repayment	Maturity date	December 31, 2025	December 31, 2024
ACOA AIF Grant	0%	Royalties		$—	$1,996,558
Senior Notes	18%	—	Apr 2027	4,124,000	—
Term Note	0%	200,000	Dec 2025	—	1,261,039
Total debt				$4,124,000	$3,257,597
less: loan origination costs				(637,859)	—
less: current portion				—	(1,261,039)
Long-term debt, net				$3,486,141	$1,996,558

Principal payments due on the long-term debt are as follows:

Total
2026	$—
2027	4,124,000
Thereafter	—
Total	$4,124,000

ACOA Atlantic Innovation Fund Grant

In January 2009, the Canadian Subsidiary was awarded an Atlantic Innovation Fund (“AIF”) grant from the Atlantic Canada Opportunities Agency (“ACOA”) to provide a contribution towards the funding of a research and development project. Contributions under the grant were made through 2014 and were to be repaid in the form of a 10% royalty on any products that were commercialized out of this research project until the loan was fully repaid.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

On February 14, 2025, ACOA terminated the outstanding loan with the Company’s Canadian Subsidiary and forgave the outstanding balance of C$2.9 million ($2.0 million).

Senior Notes

On October 28, 2025, the Company entered into Note Purchase Agreements with certain investors providing for the issuance and sale of senior notes (“Senior Notes”) in an aggregate principal amount of $4.0 million in a private placement transaction. The Senior Notes have the following characteristics and terms: (i) unsecured, (ii) nonconvertible, (iii) bear interest at 18% per annum, (iv) scheduled maturity date of 18 months from closing, and (v) principal and interest payable at maturity, or earlier if accelerated pursuant to an event of default. The Senior Notes provide for certain restrictive covenants of the Company, as well as events of default including, but not limited to, (a) non-payment, (b) breach of covenants, (c) insolvency, (d) unauthorized changes to board composition, (e) failure to maintain Nasdaq listing compliance, (f) delayed SEC filings, and (g) financial restatements with material adverse effect. The Company anticipates it will receive a notice from Nasdaq in early 2026 regarding the Company’s deficiency in Nasdaq’s minimum book equity compliance, which could result in an event of default if the deficiency is not cured. Among other remedies, the Senior Notes provide the Investors the right to nominate an additional director to the Board upon the occurrence of an event of default, subject to certain conditions. The Agreements required certain resignations from and appointments to the Board at the time of the transaction closing date and upon the occurrence of certain events and criteria.

The net proceeds from the issuance of the Senior Notes are to be used for general corporate purposes, including working capital and operational funding, as well as the repayment of certain debts.

Term Note

In October 2024, the Company entered into a secured promissory note (“Term Note”) for $1.3 million with a vendor for services provided during 2024. The Term Note was secured by the assets of the Company’s Ohio Farm Project and was due in full on December 31, 2025, with two intermediate scheduled payments. On March 18, 2025, an amendment to the Term Note was executed to alter the amount and timing of the intermediate payments. The Term Note carried no interest, except in the event of a default, in which case any amount due for payment would be assessed accrued interest at 3% per annum. On July 22, 2025, the Term Note was again amended to alter the timing of the remaining payments. The Company completed its scheduled payments on the Term Note on December 18, 2025.

Vendor Note

On June 11, 2025, the Company converted $7.4 million of outstanding accounts payable with a vendor into a secured promissory note (“Vendor Note”). The Vendor Note is secured by the assets of the Company’s Ohio Farm Site, has a 12-month term and carries an 8% interest rate, with the first six-months interest free. This Vendor Note has been reclassified within Current Liabilities Held for Sale for discontinued operations at December 31, 2025 (see Note 4).

7. Stockholders’ equity

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

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

Total common shares authorized under the 2016 Plan are 215,000, of which 107,704 shares are reserved for future issuance as of December 31, 2025.

Restricted stock

The Company’s restricted stock activity under the 2016 Plan is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested at December 31, 2024	12,567	$9.18
Vested	(11,917)	8.96
Forfeited	(650)	13.05
Unvested at December 31, 2025	—	$—

During 2025 and 2024, the Company expensed $33 thousand and $168 thousand, respectively, related to restricted stock awards. At December 31, 2025, the balance of unearned share-based compensation to be expensed in future periods related to the restricted stock awards is $0.

Stock options

The Company’s stock option activity under the 2006 Plan and the 2016 Plan is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2024	64,905	$38.57
Forfeited	(19,125)	31.69
Expired	(6,861)	32.88
Outstanding at December 31, 2025	38,919	$42.95
Exercisable at December 31, 2025	36,950	$44.85

Stock options issued to employees, members of the Board, and non-employees generally vest over a period of one year to three years and are exercisable for a term of 10 years from the date of issuance.

There were no stock options granted in 2025 or 2024 and there were no stock options exercised in 2025 or 2024. As of December 31, 2025 and 2024, the total intrinsic value of exercisable and outstanding stock options was $0.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2024:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	13,923	7.5	11,954
$20.00 - $50.00	22,065	3.8	22,065
$100.00 - $200.00	1,256	4.8	1,256
$200.00 - $300.00	1,675	1.3	1,675
	38,919		36,950

Total share-based compensation on stock option grants amounted to $38 thousand and $132 thousand for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards is $5 thousand. The period over which the unearned share-based compensation is expected to be earned is 0.2 years.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

Share-based compensation

The following table summarizes share-based compensation costs recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024:

	2025	2024
Sales and marketing	$—	$—
General and administrative	70,623	299,417
Total share-based compensation	$70,623	$299,417

8. Income taxes

The components of loss from continuing operations before income taxes for the years ended December 31, 2025 and 2024 are presented below:

	2025	2024
Domestic	$(2,229,686)	$(11,364,882)
Foreign	—	(14,296)
Loss before income taxes	$(2,229,686)	$(11,379,178)

Income taxes computed using the federal statutory income tax rate differ from the Company’s effective tax rate for the years ended December 31, 2025 and 2024 primarily due to the following:

	2025	2024
Income tax benefit	$(468,234)	$(2,389,627)
State and provincial income tax	(121,110)	(617,306)
Permanent differences	(387,981)	28,125
Other, net	(1,325,356)	(3,728,681)
	$(2,302,681)	$(6,707,489)
Change in valuation allowance	2,302,681	6,707,489
Total income tax	$—	$—

As of December 31, 2025, the Company had domestic net operating loss carryforwards of approximately $278 million, after consideration of limitations pursuant to section 382, to offset future federal taxable income, which begin to expire in 2034. Of this amount, the Company had domestic net operating loss carryforwards of approximately $250 million, which can be carried forward indefinitely. The future utilization of certain historic net operating loss and tax credit carryforwards, however, is subject to annual use limitations based on the change in stock ownership rules of Internal Revenue Code Sections 382 and 383. The Company experienced a change in ownership under these rules during 2012 and revised its calculation of net operating loss carryforwards based on annual limitation rules. Since the Company has incurred only losses from inception and there is uncertainty related to the ultimate use of the loss carryforwards and tax credits, a valuation allowance has been recognized to offset the Company’s deferred tax assets, and no benefit for income taxes has been recorded.

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

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$38,977,895	$36,533,697
Property and equipment	1,566,849	(1,062,124)
Intangibles	—	2,172,310
R&D costs	—	837,054
Other	532,532	293,658
Total deferred tax assets	$41,077,276	$38,774,595
Valuation allowance	(41,077,276)	(38,774,595)
Net deferred tax assets	$—	$—

9. Commitments and contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at December 31, 2025, will not have a material adverse effect on the Company’s financial position or results of operations.

Lease commitments

The Company’s lease right of use assets and obligations as of December 31, 2025 and 2024 were $23 thousand and $52 thousand, respectively and there was 0.8 years remaining on its lease commitment. Operating lease expenses for the years ended December 31, 2025 and 2024 were $32 thousand and $41 thousand, respectively.

10. Retirement plan

The Company has a savings and retirement plan for its US employees that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees and provides for voluntary contributions by participating employees up to the maximum contribution allowed under the Internal Revenue Code. Contributions by the Company can be made, as determined by the Board of Directors, provided the amount does not exceed the maximum permitted by the Internal Revenue Code. Company contributions made and expensed in operations in connection with the plan during the years ended December 31, 2025 and 2024, amounted to $29 thousand and $70 thousand, respectively.

AquaBounty Technologies, Inc.

Notes to the Consolidated Financial Statements

for the years ended December 31, 2025 and 2024

11. Segment Reporting

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

	Years Ended December 31,
$ thousands	2025	2024
Corporate	$5,942	$7,273
Indiana farm	196	3,340
Ohio farm	3,213	3,112
Canadian operations	272	3,869
Net cash expenditures	$9,623	$17,594

Reconciliation of net cash expenditures
to consolidated net loss:
Depreciation and amortization	—	904
Share-based compensation	71	299
Long-lived asset impairment	14,440	129,826
Loan forgiveness and other non-cash items	(2,382)	—
Capitalized expenditures	—	(2,930)
Net realizable value adjustments	—	1,093
Working capital changes	(3,261)	2,406
Consolidated net loss:	$18,490	$149,193

12. Subsequent events

On February 11, 2026, the Company completed a public offering of 1,269,509 Common Shares and 67,706 warrants for Common Shares for net proceeds of approximately $1.0 million.