Form 10-Q
period 2026-03-31
AQUABOUNTY TECHNOLOGIES INC
filed 2026-05-07
CIK 1603978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes  ☐    No ☒

At May 5, 2026, the registrant had 5,147,204 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of AquaBounty Technologies, Inc. (“AquaBounty,” the “Company,” “we,” “us” or “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve significant risks and uncertainties about AquaBounty. All statements other than statements of historical fact are forward-looking statements, and AquaBounty may use words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “aim,” “believe,” “seek,” “estimate,” “can,” “focus,” “will,” and “may,” similar expressions and the negative forms of such expressions to identify such forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, many of which are outside of our control, which could cause our actual results, performance, or achievements to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: our history of net losses and the likelihood of future net losses; our ability to continue as a going concern; our ability to raise additional funds, including from the sale of non-current assets, in sufficient amounts on a timely basis, on acceptable terms, or at all; our ability to obtain and maintain approvals and permits for our Ohio Farm (as defined below) without delays; risks related to potential strategic acquisitions, dispositions, mergers, joint ventures and other strategic transactions; security breaches, cyber-attacks and other disruptions could compromise our information, or expose us to fraud or liability, or interrupt our operations; any further write-downs of the value of our assets; business, political, or economic disruptions or global health concerns; adverse developments affecting the financial services industry; our ability to use net operating losses and other tax attributes, which may be subject to certain limitations; volatility in the price of our shares of common stock; our ability to maintain our listing on the Nasdaq Stock Market LLC (“Nasdaq”); an active trading market for our common stock may not be sustained; our status as a “smaller reporting company” and a “non-accelerated filer” may cause our shares of common stock to be less attractive to investors; any issuance of preferred stock with terms that could dilute the voting power or reduce the value of our common stock; provisions in our corporate documents and Delaware law could have the effect of delaying, deferring, or preventing a change in control of us; our expectation of not paying cash dividends in the foreseeable future; the composition of our Board of Directors (“Board”) may change from time to time under our governing documents, including through the filling of vacancies, which may result in a change the Company’s strategic plan; and other risks and uncertainties discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$440,678	$501,295
Prepaid expenses and other current assets	158,352	266,862
Current assets held for sale	9,634,337	9,552,454
Total current assets	10,233,367	10,320,611

Right of use assets, net	15,480	22,982
Total assets	$10,248,847	$10,343,593

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$227,798	$337,038
Accrued employee compensation	923,147	912,103
Other current liabilities	15,480	22,982
Current liabilities held for sale	7,422,727	7,476,254
Total current liabilities	8,589,152	8,748,377

Long-term debt, net	3,786,126	3,486,141
Total liabilities	12,375,278	12,234,518

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,147,204 and 3,877,695 shares issued and outstanding at March 31, 2026
and December 31, 2025, respectively	5,147	3,878
Additional paid-in capital	387,331,517	386,368,222
Accumulated deficit	(389,463,095)	(388,263,025)
Total stockholders' deficit	(2,126,431)	(1,890,925)

Total liabilities and stockholders' deficit	$10,248,847	$10,343,593

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Costs and expenses
Sales and marketing	$—	$6,613
General and administrative	621,566	1,159,067
Total costs and expenses	621,566	1,165,680

Operating loss	(621,566)	(1,165,680)

Other (expense) income
Interest expense	(299,985)	—
Loan forgiveness	—	2,008,046
Other expense, net	(3,250)	(4,434)
Total other (expense) income	(303,235)	2,003,612

(Loss) income from continuing operations	(924,801)	837,932

Loss from discontinued operations	(275,269)	(436,797)

Net (loss) income	$(1,200,070)	$401,135

Other comprehensive income
Foreign currency translation gain	—	688,229

Comprehensive (loss) income	$(1,200,070)	$1,089,364

Basic and diluted net (loss) income per share
from continuing operations	$(0.20)	$0.22
from discontinued operations	(0.06)	(0.11)
Total basic and diluted net (loss) income per share	$(0.26)	$0.11

Weighted average number of common shares
- basic and diluted	4,564,479	3,866,733

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2024	3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710
Net income					401,135	401,135
Other comprehensive income				688,229		688,229
Share-based compensation	3,583	3	40,158			40,161
Balance at March 31, 2025	3,869,361	$3,869	$386,337,769	$—	$(369,371,403)	$16,970,235

	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2025	3,877,695	$3,878	$386,368,222	$—	$(388,263,025)	$(1,890,925)
Net loss					(1,200,070)	(1,200,070)
Issuance of common stock and warrants, net	1,269,509	1,269	958,281			959,550
Share-based compensation	—	—	5,014			5,014
Balance at March 31, 2026	5,147,204	$5,147	$387,331,517	$—	$(389,463,095)	$(2,126,431)

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net (loss) income	$(1,200,070)	$401,135
Adjustment to reconcile net loss to net cash used in
operating activities:
Share-based compensation	5,014	40,161
Loan forgiveness	—	(2,008,046)
Paid in kind interest	299,985	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	34,129	(518,245)
Accounts payable and accrued liabilities	(170,269)	(259,975)
Accrued employee compensation	11,044	(16,756)
Net cash used in operating activities	(1,020,167)	(2,361,726)

Investing activities
Proceeds from asset sales	—	3,721,116
Net cash provided by investing activities	—	3,721,116

Financing activities
Repayment of term debt	—	(232,194)
Proceeds from issuance of common stock and warrants, net	959,550	—
Net cash provided by (used in) financing activities	959,550	(232,194)

Effect of exchange rate changes on cash and cash equivalents	—	8,770
Net change in cash	(60,617)	1,135,966
Cash at beginning of period	501,295	230,362
Cash at end of period	$440,678	$1,366,328

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash from discontinued operations	$145,701	$16,903
Property and equipment included in accounts payable and accrued liabilities	$—	$9,137,864

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

The Company has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing its genetically engineered Atlantic salmon (“GE Atlantic salmon”). The Company had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (“Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired the Company’s ability to pursue municipal bond financing, which was a necessary component of its funding strategy. The Company subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of the Company’s core assets. These efforts resulted in the sale of the Company’s grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout 2024 and 2025 of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of the Company’s Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”) and its intellectual property for GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, the Company’s primary remaining asset as of March 31, 2026 is its investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (“Ohio Farm Site”). The Company continues to work with an investment bank to identify the optimal path forward for realizing the potential of this asset.

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses of $389 million and expects that this will continue for the foreseeable future. As of March 31, 2026, the Company had $441 thousand in cash on its condensed consolidated balance sheet.

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

On February 11, 2026, the Company completed an equity transaction with certain investors, pursuant to which the Company sold an aggregate of 1,269,509 shares of its common stock, par value $0.001 (“Common Stock”) and pre-funded warrants to purchase an aggregate of 67,706 shares of Common Stock for gross proceeds of $1.15 million.

3. Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2026, results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Discontinued Operations

As noted above, the Company sold its Indiana Farm in July 2024 and its Canadian Farms in March 2025. At December 31, 2025, the Company determined that its actions and decisions during 2025 regarding its Ohio Farm Project constituted a triggering event for revaluing these assets. These farms have been designated as discontinued operations in these interim condensed consolidated financial statements for all periods presented (see Note 5).

Net (Loss) Income Per Share

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

The following table contains the Company’s potentially dilutive securities:

	Three Months Ended March 31,
Weighted Average Outstanding	2026	2025
Stock options	37,962	60,686
Prefunded warrants	36,110	—
Unvested stock awards	—	11,167
Total	74,072	71,853

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash balances. This risk is mitigated by the Company’s policy of maintaining all balances with highly rated financial institutions. The Company’s cash balances may at times exceed insurance limitations.

5. Discontinued Operations and Assets Held for Sale

In July 2024, the Company sold its Indiana Farm for a sale price of $9.5 million less transaction expenses of $305 thousand, which included certain Ohio Equipment Assets with a carrying value of $13.0 million that had been purchased for the Company’s Ohio Farm Project. In December 2024, the Company announced the winddown of its Canadian fish rearing operations and sold its Canadian Farms in March 2025 for a sale price of $5.2 million, including the assumption of $3.2 million in outstanding loans, less transaction expenses of $216 thousand. These decisions by the Company represented a strategic shift that has had a major effect on the Company’s operations and financial results. Consequently, each of these farms has been designated as discontinued operations in the condensed consolidated financial statements for the periods presented.

Additionally, the Company has been working with its investment bank to identify the optimal path forward for realizing the potential of its assets, including the possible sale of the Ohio Farm Project. The Company received a non-binding Letter of Interest to purchase the Ohio subsidiary. Though this offer is currently under consideration, the Company determined that the actions and decisions that occurred leading up to receiving this offer constituted a triggering event for revaluing these assets and has included the Ohio Farm Project in discontinued operations in the condensed consolidated financial statements for the periods presented.

Provided below are the major areas of the financial statements that constitute discontinued operations.

	March 31,	December 31,
	2026	2025
Current Assets
Prepaid and other current assets	$114,336	$32,454
Property, plant and equipment	9,520,000	9,520,000
Total current assets held for sale	$9,634,336	$9,552,454
Current Liabilities
Accounts payable and accrued expenses	$36,492	$90,019
Current debt	7,386,235	7,386,235
Total current liabilities held for sale	$7,422,727	$7,476,254

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Changes in working capital	$(135,410)	$(197,255)
Cash flows from investing activities
Proceeds from asset sales	—	2,108,125
Cash flows from financing activities
Repayment of term debt	—	(32,194)

	Three months ended March 31,
	2026	2025
Costs and expenses
General and administrative	$129,568	$592,730
Long-lived impairment, net	—	(306,886)
Operating loss	(129,568)	(285,844)
Other expense	(145,701)	(150,953)
Loss from discontinued ops	$(275,269)	$(436,797)

6. Prepaid and Other Current Assets

Major classifications of prepaid and other current assets are summarized as follows:

	March 31, 2026	December 31, 2025
Prepaid insurance	$23,958	$172,032
Prepaid Other	134,394	94,830
Total prepaid expenses and other current assets	$158,352	$266,862

7. Debt

	Interest rate	Monthly repayment	Maturity date	March 31, 2026	December 31, 2025
Senior Notes	18%	—	Apr 2027	$4,304,000	$4,124,000
less: loan origination costs				(517,874)	(637,859)
less: current portion				—	—
Long-term debt, net				$3,786,126	$3,486,141

Senior Notes

On October 28, 2025, the Company entered into Note Purchase Agreements with certain investors providing for the issuance and sale of senior notes (“Senior Notes”) in an aggregate principal amount of $4.0 million in a private placement transaction. The Senior Notes have the following characteristics and terms: (i) unsecured, (ii) nonconvertible, (iii) bear interest at 18% per annum, (iv) scheduled maturity date of 18 months from closing, and (v) principal and interest payable at maturity, or earlier if accelerated pursuant to an event of default. The Senior Notes provide for certain restrictive covenants of the Company, as well as events of default including, but not limited to, (a) non-payment, (b) breach of covenants, (c) insolvency, (d) unauthorized changes to board composition, (e) failure to maintain Nasdaq listing compliance, (f) delayed SEC filings, and (g) financial restatements with material adverse effect (see Note 12).

The Company recognized interest expense of $300 thousand and $0 for the three months ended March 31, 2026 and 2025, respectively, on its interest-bearing debt.

8. Stockholders’ Equity

The Company’s stockholders have authorized 80 million shares of stock, of which 5 million are authorized as preferred stock and 75 million as common stock (see Note 12).

Recent Issuances of Common Stock and Warrants

On February 11, 2026, the Company completed an equity transaction with certain investors, pursuant to which the Company sold an aggregate of 1,269,509 shares of its Common Stock and pre-funded warrants to purchase an aggregate of 67,706 shares of Common Stock for gross proceeds of $1.15 million. The warrants can be converted to Common Stock at the option of the holder and there is no expiration date.

Share-based compensation

At March 31, 2026, the Company has reserved 37,594 and 0 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively, under its 2016 Equity Incentive Plan. No shares of common stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

During the three months ended March 31, 2026 and 2025, the Company expensed $0 and $24 thousand, respectively, related to the stock awards.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2025	38,919	$42.95
Forfeited	—	—
Expired	(1,325)	83.08
Outstanding at March 31, 2026	37,594	$41.53
Exercisable at March 31, 2026	36,738	$42.33

Unless otherwise indicated, options issued to employees, members of the Board of Directors, and non-employees generally vest over a period of one year to three years and are exercisable for a term of 10 years from the date of issuance. There were no stock options granted during the three months ended March 31, 2026.

There was no intrinsic value for options outstanding or exercisable at March 31, 2026 and December 31, 2025.

The following table summarizes information about options outstanding and exercisable at March 31, 2026:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	13,673	7.2	12,817
$20.00 - $50.00	21,440	3.6	21,440
$100.00 - $200.00	931	5.0	931
$200.00 - $300.00	1,550	1.0	1,550
	37,594		36,738

Total share-based compensation on stock-option grants amounted to $5 thousand and $16 thousand for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $0.

9. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at March 31, 2026, will not have a material adverse effect on the Company’s financial position or results of operations.

Lease commitments

The Company’s lease right of use assets and obligations as of March 31, 2026 and 2025 were $15 thousand and $45 thousand, respectively and there was 0.5 years remaining on its lease commitment. Operating lease expenses for the three months ended March 31, 2026 and 2025 were $8 thousand each.

10. Segment Reporting

The Company adopted ASU 2023-07 effective for the annual period beginning January 1, 2024.

The financial information presented to and reviewed by the Company’s chief operating decision maker, who is the interim chief executive officer, chief financial officer and treasurer, is not prepared in accordance with GAAP, therefore certain accounting policies of the Company’s single operating and reportable segment differ significantly from those described in the Company’s 2025 Annual Report on Form 10-K, which was filed on March 31, 2026. Since the Company operates as one operating segment, all required significant financial segment information can be found in the condensed consolidated financial statements. There are no other significant segment expenses that would require disclosure. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

Management monitors the financial results for internal purposes using consolidated net loss (income) and net cash expenditures, as these are the key performance measures used for evaluating the business. The chief operating decision maker uses these measures on a monthly basis when assessing performance and when making decisions about how to allocate operating resources, such as payments to vendors.

11. Income Taxes

The Company reported a net loss for the three months ended March 31, 2026, and is forecasting losses through the remainder of the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of March 31, 2026, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

12. Subsequent Events

On April 7, 2026, the Company entered into securities exchange agreements in a private placement with the holders of the Company’s outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of the Company’s Series A Convertible preferred stock, par value $0.01 per share (“Preferred Stock”), which are convertible into up to 4,727,371 shares of the Company’s Common Stock at the option of the holder. The transaction also included the issuance of 27,386 shares of Preferred Stock to a certain investor for gross proceeds of $500 thousand.

In connection with the private placement, on April 7, 2026, the Company entered into a placement agency agreement with Univest Securities, LLC (Univest) to serve as the placement agent for the transaction, by which the Company agreed to pay Univest a fee equal to 7.0% of the $500 thousand in gross proceeds received from the sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on March 31, 2026.

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

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024, our Canadian Farms in March 2025, and in 2024 and 2025 we sold Ohio Equipment Assets to generate liquidity. In conjunction with the work that our investment bank has done to help us realize the value of our Ohio Farm Project, we received a non-binding Letter of Interest to purchase our Ohio subsidiary. Though this offer is currently being considered by the Company, we determined the actions in 2025 that contributed to receiving the non-binding Letter of Interest to be a triggering event for revaluing these assets and we designated the Ohio Farm Project as a discontinued operation, along with the Indiana Farm and the Canadian Farms in our condensed consolidated financial statements for the periods included in this Form 10-Q (see Note 5 to our condensed consolidated financial statements for additional information).

Financial Overview

With the exit from our fish rearing operations, we have significantly reduced our headcount and on-going operating costs. We maintain a small core group of corporate individuals to oversee our strategic options, our asset sale transactions and our books and records. As of March 31, 2026, we had an accumulated deficit of $389 million and $441 thousand in cash on our condensed consolidated balance sheet. We require new funding to provide liquidity for working capital and to fund our evolving strategic plan. Consequently, our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all.

On February 11, 2026, we completed an equity transaction with certain investors, pursuant to which we sold an aggregate of 1,269,509 shares of our Common Stock and pre-funded warrants to purchase an aggregate of 67,706 shares of Common Stock for gross proceeds of $1.15 million.

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

Other Income (Expense), Net

Interest expense includes the interest on our loans for our continuing operations. Loan forgiveness relates to the termination of an outstanding loan. Other expense, net includes bank charges, fees, and interest income.

Loss from Discontinued Operations

Loss from Discontinued Operations includes all remaining operating costs for our Ohio Farm Project, our Indiana Farm and our Canadian Farms, including general and administrative expenses, non-cash long-lived asset impairment charges, and interest expense and banking fees.

Results of Operations

Comparison of the three months ended March 31, 2026, to the three months ended March 31, 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$—	$7	(7)	(100)%
General and administrative	622	1,159	(537)	(46)%
Operating loss	(622)	(1,166)	544	(47)%
Other (expense) income	(303)	2,004	(2,307)	(115)%
(Loss) income from continuing operations	(925)	838	(1,763)	(210)%
Loss from discontinued operations	(275)	(437)	162	(37)%
Net (loss) income	$(1,200)	$401	(1,601)	(399)%

Sales and Marketing Expenses

There were no sales and marketing expenses for the three months ended March 31, 2026, due to the sale of our Indiana Farm and Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were down from the corresponding period in 2025, primarily due to reductions in personnel costs, audit fees, legal fees, insurance fees, state excise tax liabilities, share-based compensation costs, and Board compensation fees.

Other (Expense) Income

Other expense for the three months ended March 31, 2026 is comprised of interest expense and bank charges. Other income for the three months ended March 31, 2025 is comprised of the forgiveness of an outstanding loan and interest income, less interest expense and bank charges.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2026 was comprised of general administrative expenses and interest expense. The loss from discontinued operations for the three months ended March 31, 2025 was comprised of all remaining operating costs for our Indiana Farm and our Canadian Farms, primarily fish and egg husbandry costs, general and administrative expenses and interest expense and banking fees.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Three Months Ended March 31,		Dollar	%
	2026	2025	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(1,021)	$(2,362)	1,341	(57)%
Investing activities	—	3,721	(3,721)	(100)%
Financing activities	960	(232)	1,192	(514)%
Effect of exchange rate changes on cash	—	9	(9)	(100)%
Net change in cash	$(61)	$1,136	(1,197)	(105)%

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026, was primarily comprised of our $1.2 million net loss, which included $300 thousand in non-cash interest and amortized loan costs, non-cash share-based compensation charges of $5 thousand and working capital uses of $125 thousand. Net cash used in operating activities during the three months ended March 31, 2025, was primarily comprised of our $401 thousand net income, which included a $2.0 million non-cash gain on the forgiveness of an outstanding loan, non-cash share-based compensation charges of $40 thousand, and working capital uses of $795 thousand.

Spending decreased in the current period due to reductions in personnel and other general administrative costs, such as, audit fees, legal fees, insurance fees, state excise tax liabilities, share-based compensation costs, and Board compensation fees. Uses of cash from changes in working capital were due to decreases in accounts payable and accrued expenses, partly offset by a decrease in prepaid expenses and other assets.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, there were no investing activities, and during the three months ended March 31, 2025, we received $3.7 million from the sale of certain Ohio Equipment Assets.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, we received $960 thousand in proceeds from the issuance of common stock and warrants. During the three months ended March 31, 2025, we made $232 thousand in debt repayments.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of March 31, 2026, we had $441 thousand in cash balances. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

During 2025, we completed multiple sales of certain Ohio Equipment Assets for cumulative gross proceeds of $5.0 million and we completed the sale of our Canadian Farms for gross proceeds of $2.1 million. In October 2025, we completed an issuance of senior notes for net proceeds of $3.3 million.

On February 11, 2026, we completed an equity transaction with certain investors, pursuant to which we sold an aggregate of 1,269,509 shares of our Common Stock and pre-funded warrants to purchase an aggregate of 67,706 shares of Common Stock for gross proceeds of $1.15 million. We plan to continue to sell assets, or to issue equity or debt securities to increase our cash liquidity and fund our evolving strategic plan.

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

There have been no material changes to these estimates, or the policies related to them, during the three months ended March 31, 2026. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Results of Operations” in our 2025 Annual Report on Form 10-K.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of March 31, 2026 and December 31, 2025, we had $3.8 million and $3.5 million, respectively, in interest-bearing debt instruments for our continuing operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2026 (the “Evaluation Date”), our management, with the participation of our Interim Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on March 31, 2026, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025. In evaluating our business, you should carefully review the risks described in our Annual Report on Form 10-K, including our consolidated financial statements and related notes, and in other reports we file with the SEC. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

In the period from incorporation to March 31, 2026, we have incurred cumulative net losses of approximately $389 million, and we expect to incur additional net losses in future periods. These losses were related to our personnel, research and development, production and marketing costs. As of March 31, 2026, we had $441 thousand in cash and cash equivalents.

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

The issuance of Series A Convertible Preferred Stock may adversely affect our liquidity, governance, and the rights of holders of our common stock.

On April 7, 2026, we issued shares of Series A Convertible Preferred Stock in a private placement, including in exchange for outstanding indebtedness. The Series A Convertible Preferred Stock has rights senior to our Common Stock, including cumulative dividends, a senior liquidation preference, redemption rights in certain circumstances, and conversion rights into Common Stock. Dividends accrue cumulatively at a high rate and are payable only if declared by our Board of Directors out of legally available funds, and unpaid dividends continue to accrue, increasing our obligations and potentially exacerbating our liquidity constraints.

The conversion of the Series A Convertible Preferred Stock could result in significant dilution to holders of our Common Stock and may adversely affect the trading price of shares of our Common Stock. In addition, the Series A Convertible Preferred Stock includes protective provisions requiring preferred stockholder approval for certain corporate actions, which may limit our operational and financing flexibility. In a liquidation, insolvency, or change of control, holders of shares of Common Stock may receive little or no value after satisfaction of creditor claims and the Series A Convertible Preferred Stock liquidation preference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

AQUABOUNTY TECHNOLOGIES, INC.

May 7, 2026	/s/ David A. Frank
David A. Frank
Interim Chief Executive Officer, Chief Financial Officer and Treasurer (principal executive, financial and accounting officer and duly authorized officer)