Form 10-Q
period 2026-06-30
AQUABOUNTY TECHNOLOGIES INC
filed 2026-08-06
CIK 1603978

w

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes  ☐    No ☒

At August 4, 2026, the registrant had 5,147,204 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$1,889,291	$501,295
Prepaid expenses and other current assets	208,661	266,862
Current assets held for sale	9,603,157	9,552,454
Total current assets	11,701,109	10,320,611

Right of use assets, net	7,820	22,982
Total assets	$11,708,929	$10,343,593

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$523,782	$337,038
Accrued employee compensation	939,716	912,103
Other current liabilities	7,820	22,982
Current liabilities held for sale	1,277,934	7,476,254
Total current liabilities	2,749,252	8,748,377

Non-current liabilities held for sale	6,148,134	—
Long-term debt	—	3,486,141
Total liabilities	8,897,386	12,234,518

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 372,976 and nil
shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,730	—
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,147,204 and 3,877,695 shares issued and outstanding at June 30, 2026
and December 31, 2025, respectively	5,147	3,878
Additional paid-in capital	393,896,728	386,368,222
Accumulated deficit	(391,094,062)	(388,263,025)
Total stockholders' equity (deficit)	2,811,543	(1,890,925)

Total liabilities and stockholders' equity (deficit)	$11,708,929	$10,343,593

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Costs and expenses
Sales and marketing	$—	$—	$—	$6,613
General and administrative	799,258	1,196,841	1,420,824	2,355,908
Total costs and expenses	799,258	1,196,841	1,420,824	2,362,521

Operating loss	(799,258)	(1,196,841)	(1,420,824)	(2,362,521)

Other (expense) income
Interest expense	(529,491)	—	(829,476)	—
Loan forgiveness	—	—	—	2,008,046
Other expense, net	(3,716)	(2,979)	(6,966)	(7,413)
Total other (expense) income	(533,207)	(2,979)	(836,442)	2,000,633

Loss from continuing operations	(1,332,465)	(1,199,820)	(2,257,266)	(361,888)

Loss from discontinued operations	(298,502)	(2,173,217)	(573,771)	(2,610,014)

Net loss	$(1,630,967)	$(3,373,037)	$(2,831,037)	$(2,971,902)

Other comprehensive income
Foreign currency translation gain	—	—	—	688,229

Comprehensive loss	$(1,630,967)	$(3,373,037)	$(2,831,037)	$(2,283,673)

Basic and diluted net loss per share
from continuing operations	$(0.26)	$(0.31)	$(0.46)	$(0.10)
from discontinued operations	(0.06)	(0.56)	(0.12)	(0.67)
Total basic and diluted net loss per share	$(0.32)	$(0.87)	$(0.58)	$(0.77)

Weighted average number of common shares
- basic and diluted	5,147,204	3,872,587	4,858,210	3,869,708

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred stock issued and outstanding	Par value	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2024	—	$—	3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710
Net income							401,135	401,135
Other comprehensive income						688,229		688,229
Share-based compensation			3,583	3	40,158			40,161
Balance at March 31, 2025	—	$—	3,869,361	$3,869	$386,337,769	$—	$(369,371,403)	$16,970,235
Net loss							(3,373,037)	(3,373,037)
Share-based compensation			8,334	9	16,718			16,727
Balance at June 30, 2025	—	$—	3,877,695	$3,878	$386,354,487	$—	$(372,744,440)	$13,613,925

	Preferred stock issued and outstanding	Par value	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2025	—	$—	3,877,695	$3,878	$386,368,222	$—	$(388,263,025)	$(1,890,925)
Net loss							(1,200,070)	(1,200,070)
Issuance of common stock and warrants			1,269,509	1,269	958,281			959,550
Share-based compensation					5,014			5,014
Balance at March 31, 2026	—	$—	5,147,204	$5,147	$387,331,517	$—	$(389,463,095)	$(2,126,431)
Net loss							(1,630,967)	(1,630,967)
Issuance of preferred stock	372,976	3,730			6,770,244			6,773,974
Dividends on preferred stock					(205,033)			(205,033)
Balance at June 30, 2026	372,976	$3,730	5,147,204	$5,147	$393,896,728	$—	$(391,094,062)	$2,811,543

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(2,831,037)	$(2,971,902)
Adjustment to reconcile net loss to net cash used in
operating activities:
Share-based compensation	5,014	56,888
Long-lived asset impairment	—	1,218,866
Loan forgiveness	—	(2,008,046)
Other non-cash expense	513,859	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	22,660	(501,960)
Accounts payable and accrued liabilities	(83,637)	308,580
Accrued employee compensation	27,613	(12,473)
Net cash used in operating activities	(2,345,528)	(3,910,047)

Investing activities
Proceeds from asset sales	—	4,632,679
Net cash provided by investing activities	—	4,632,679

Financing activities
Repayment of term debt	—	(232,194)
Proceeds from issuance of common stock and warrants, net	959,550	—
Proceeds from issuance of preferred stock, net	2,773,974	—
Net cash provided by (used in) financing activities	3,733,524	(232,194)

Effect of exchange rate changes on cash and cash equivalents	—	8,769
Net change in cash	1,387,996	499,207
Cash at beginning of period	501,295	230,362
Cash at end of period	$1,889,291	$729,569

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash from discontinued operations	$293,021	$16,903
Non-cash conversion of notes and accrued interest to preferred stock	$4,315,616	$—
Non-cash conversion of accounts payable to current debt	$—	$1,847,602

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

The Company has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing its genetically engineered Atlantic salmon (“GE Atlantic salmon”). The Company had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (“Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired the Company’s ability to pursue municipal bond financing, which was a necessary component of its funding strategy. The Company subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of the Company’s core assets. These efforts resulted in the sale of the Company’s grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout 2024 and 2025 of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of the Company’s Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”) and its intellectual property for GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, the Company’s primary remaining asset as of June 30, 2026 is its investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (“Ohio Farm Site”). The Company continues to work with its investment bank to identify the optimal path forward for realizing the potential of this asset.

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses of $391 million and expects that this will continue for the foreseeable future. As of June 30, 2026, the Company had $1.9 million in cash on its condensed consolidated balance sheet.

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

On April 7, 2026, the Company entered into securities exchange agreements in a private placement with the holders of the Company’s outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of the Company’s Series A Convertible preferred stock, par value $0.01 per share (“Series A PS”). The transaction also included the issuance of 27,386 shares of Series A PS to a certain investor for gross proceeds of $500 thousand. The Series A PS issued in the transaction are convertible into up to 5,275,060 shares of the Company’s Common Stock at the option of the holders.

On June 25, 2026, the Company entered into securities purchase agreements with certain purchasers, pursuant to which the Company issued and sold 109,223 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share

(“Series B PS”) for gross proceeds of $2.25 million. The Series B PS are convertible into up to 2,184,460 shares of the Company’s Common Stock at the option of the holders.

3. Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2026, results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

The following table contains the Company’s potentially dilutive securities:

	Three Months Ended June 30,
Weighted Average Outstanding	2026	2025
Stock options	37,594	47,178
Prefunded warrants	67,706	—
Convertible preferred stock	5,071,284	—
Unvested stock awards	—	4,945

	Six Months Ended June 30,
Weighted Average Outstanding	2026	2025
Stock options	37,777	53,895
Prefunded warrants	51,995	—
Convertible preferred stock	2,549,651	—
Unvested stock awards	—	8,039

The table does not include the potential dilutive shares that could be issued from preferred stock dividends.

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

Additionally, the Company has been working with its investment bank to identify the optimal path forward for realizing the potential of its assets, including the possible sale of the Ohio Farm Project. The Company received a non-binding Letter of Interest to purchase the Ohio subsidiary, and consequently the Company determined that the actions and decisions that occurred leading up to receiving this offer constituted a triggering event for revaluing these assets and has included the Ohio Farm Project in discontinued operations in the condensed consolidated financial statements for the periods presented.

Provided below are the major areas of the financial statements that constitute discontinued operations.

	June 30,	December 31,
	2026	2025
Assets
Prepaid and other current assets	$83,157	$32,454
Property, plant and equipment	9,520,000	9,520,000
Total assets held for sale	$9,603,157	$9,552,454
Liabilities
Accounts payable and accrued expenses	$39,833	$90,019
Current debt	1,238,101	7,386,235
Non-current debt	6,148,134	—
Total Liabilities held for sale	$7,426,068	$7,476,254

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Long-lived asset impairment	$—	$1,218,866
Changes in working capital	(100,889)	426,224
Cash flows from investing activities
Proceeds from asset sales	—	3,019,688
Cash flows from financing activities
Repayment of term debt	—	(32,194)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Costs and expenses
General and administrative	$151,182	556,880	$280,750	$1,149,610
Long-lived impairment, net	—	1,525,752	—	1,218,866
Operating income (loss)	(151,182)	(2,082,632)	(280,750)	(2,368,476)
Other expense	(147,320)	(90,585)	(293,021)	(241,538)
Loss from discontinued ops	$(298,502)	$(2,173,217)	$(573,771)	$(2,610,014)

6. Prepaid and Other Current Assets

Major classifications of prepaid and other current assets are summarized as follows:

	June 30, 2026	December 31, 2025
Receivables	$100,000	$—
Prepaid insurance	30,432	172,032
Prepaid Other	78,229	94,830
Total prepaid expenses and other current assets	$208,661	$266,862

7. Debt

	Interest rate	Monthly repayment	Maturity date	June 30, 2026	December 31, 2025
Senior Notes	18%	—	Apr 2027	$—	$4,124,000
less: loan origination costs				—	(637,859)
less: current portion				—	—
Long-term debt, net				$—	$3,486,141

Senior Notes

On October 28, 2025, the Company entered into Note Purchase Agreements with certain investors providing for the issuance and sale of senior notes (“Senior Notes”) in an aggregate principal amount of $4.0 million in a private placement transaction. The Senior Notes were unsecured, nonconvertible, bore interest at 18% per annum, and were scheduled to mature 18 months from closing.

On April 7, 2026, the Company entered into securities exchange agreements in a private placement with the holders of the Company’s outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of the Company’s Series A Convertible preferred stock, par value $0.01 per share, which are convertible into up to 4,727,340 shares of the Company’s Common Stock at the option of the holder.

The Company recognized interest expense of $829 thousand and $0 for the six months ended June 30, 2026 and 2025, respectively, on its interest-bearing debt.

8. Stockholders’ Equity

The Company’s stockholders have authorized 80 million shares of stock, of which 5 million are authorized as preferred stock and 75 million as common stock.

Recent Issuances of Preferred Stock, Common Stock, and Warrants

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

On April 7, 2026, the Company entered into securities exchange agreements in a private placement with the holders of the Company’s outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of the Company’s Series A Convertible preferred stock, par value $0.01 per share (“Series A PS”). The transaction also included the issuance of 27,386 shares of Series A PS to a certain investor for gross proceeds of $500 thousand. The Series A PS issued in the transaction are convertible into up to 5,275,060 shares of the Company’s Common Stock at the option of the holders.

On June 25, 2026, the Company entered into securities purchase agreements with certain purchasers, pursuant to which the Company issued and sold 109,223 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (“Series B PS) for gross proceeds of $2.25 million. The Series B PS are convertible into up to 2,184,460 shares of the Company’s Common Stock, at the option of the holders.

Preferred Stock

There are a total of 5,000,000 shares of preferred stock authorized, with 400,000 shares designated as Series A Convertible Preferred Stock and 200,000 shares designated as Series B Convertible Preferred Stock. The shares of both series of preferred stock rank senior to the Company’s Common Stock and have the additional characteristics set below.

Dividends – Dividends accrue on each share of preferred stock at the rate of 18.0% per annum on a quarterly basis in arrears, calculated on the liquidation value. Dividends are payable in cash when declared on a bi-annual schedule and the Company’s Board of Directors (“Board”) may permit dividends to accumulate rather than be paid out.

Conversion – Each share of preferred stock is convertible at any time at the holder’s election into shares of Common Stock based on the applicable conversion price, as adjusted, which conversion price is determined based on the liquidation value. In addition, subject to compliance with applicable exchange rules, the Board may elect to convert accrued and unpaid dividends into shares of Common Stock.

Liquidation Preference – Upon any liquidation, dissolution or winding up, preferred stockholders are entitled to receive, before any distribution to junior securities, at the holder’s election, either cash or non-cash consideration valued at fair market value as determined by the Board in good faith, in each case equal to the aggregate liquidation value plus all unpaid accrued and accumulating dividends.

Voting – Each share of preferred stock votes together with the Common Stock as a single class on all matters submitted to stockholders, with each share having a number of votes equal to the number of shares of Common Stock into which it is then convertible.

At June 30, 2026, the Company’s outstanding preferred stock consists of the following:

	Shares Authorized	Shares Outstanding	Conversion Price	Common Stock Equivalent	Liquidation Value	Accrued Dividends
Series A Preferred Stock	400,000	263,753	$0.9129	5,275,060	$4,815,616	$199,485
Series B Preferred Stock	200,000	109,223	$1.0300	2,184,460	$2,250,000	$5,548
Total at June 30, 2026	600,000	372,976		7,459,520	$7,065,616	$205,033

Share-based compensation

At June 30, 2026, the Company has reserved 37,594 and 0 shares of common stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively, under its 2016 Equity Incentive Plan. No shares of Common Stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

During the six months ended June 30, 2026 and 2025, the Company expensed $0 and $33 thousand, respectively, related to the stock awards.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2025	38,919	$42.95
Expired	(1,325)	83.08
Outstanding at June 30, 2026	37,594	$41.53
Exercisable at June 30, 2026	37,594	$41.53

Unless otherwise indicated, options issued to employees, members of the Board, and non-employees generally vest over a period of one year to three years and are exercisable for a term of 10 years from the date of issuance. There were no stock options granted during the six months ended June 30, 2026.

There was no intrinsic value for options outstanding or exercisable at June 30, 2026 and December 31, 2025.

The following table summarizes information about options outstanding and exercisable at June 30, 2026:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	13,673	7.0	13,673
$20.00 - $50.00	21,440	3.3	21,440
$100.00 - $200.00	931	4.7	931
$200.00 - $300.00	1,550	0.8	1,550
	37,594		37,594

Total share-based compensation on stock-option grants amounted to $5 thousand and $24 thousand for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $0.

9. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters existing at June 30, 2026, will not have a material adverse effect on the Company’s financial position or results of operations.

Lease commitments

The Company’s lease right of use assets and obligations as of June 30, 2026 and 2025 were $8 thousand and $38 thousand, respectively and there was 0.25 years remaining on its lease commitment. Operating lease expenses for the six months ended June 30, 2026 and 2025 were $16 thousand each.

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

11. Income Taxes

The Company reported a net loss for the six months ended June 30, 2026, and is forecasting losses through the remainder of the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of June 30, 2026, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

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

We have been engaged in efforts to monetize the Ohio Farm Project through discussions with parties in the aquaculture industry. While those discussions remain ongoing, evolving market conditions have led us to broaden our evaluation of strategic alternatives to maximize shareholder value. The Ohio Farm Site possesses a unique combination of infrastructure assets that we believe may be attractive to participants in the rapidly expanding power generation and digital infrastructure sectors. As part of an expanded strategic review, we intend to engage with developers, utilities, independent power producers, infrastructure investors, and other strategic partners regarding a range of potential transactions. These may include an outright sale of the property, joint development arrangements, long-term leasing opportunities, or other structures that could realize the value of the Ohio Farm Site's infrastructure assets. We will also evaluate opportunities to participate more directly in infrastructure or energy development where doing so could enhance long-term shareholder value.

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

Financial Overview

With the exit from our fish rearing operations, we have significantly reduced our headcount and on-going operating costs. We maintain a small core group of corporate individuals to oversee our strategic options, our asset sale transactions and our books and records. As of June 30, 2026, we had an accumulated deficit of $391 million and $1.9 million in cash on our condensed consolidated balance sheet. We require new funding to provide liquidity for working capital and to fund our evolving strategic plan. Consequently, our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all.

On February 11, 2026, we completed an equity transaction with certain investors, pursuant to which we sold an aggregate of 1,269,509 shares of our Common Stock and pre-funded warrants to purchase an aggregate of 67,706 shares of Common Stock for gross proceeds of $1.15 million.

On April 7, 2026, we entered into securities exchange agreements in a private placement with the holders of our outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of our Series A Convertible preferred stock, par value $0.01 per share (“Series A PS”). The transaction also included the issuance of 27,386 shares of Preferred Stock to a certain investor for gross proceeds of $500 thousand. The Series A PS issued in the transaction are convertible into up to 5,275,060 shares of our Common Stock at the option of the holders

On June 25, 2026, we entered into securities purchase agreements with certain purchasers, pursuant to which we issued and sold 109,223 shares of our Series B Convertible Preferred Stock, par value $0.01 per share (“Series B PS”) for gross proceeds of $2.25 million. The Series B PS are convertible into up to 2,184,460 shares of our Common Stock at the option of the holders.

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

Results of Operations

Comparison of the three months ended June 30, 2026, to the three months ended June 30, 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$—	$—	—	—%
General and administrative	799	1,197	(398)	(33)%
Operating loss	(799)	(1,197)	398	(33)%
Other expense	(533)	(3)	(530)	17,667%
Loss from continuing operations	(1,332)	(1,200)	(132)	11%
Loss from discontinued operations	(299)	(2,173)	1,874	(86)%
Net loss	$(1,631)	$(3,373)	1,742	(52)%

Sales and Marketing Expenses

There were no sales and marketing expenses for the three months ended June 30, 2026 or 2025, due to the sale of our Indiana Farm and Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026, were down from the corresponding period in 2025, primarily due to reductions in personnel costs, legal fees, insurance fees, professional fees, state excise tax liabilities, share-based compensation costs, and Board compensation fees.

Other (Expense) Income

Other expense for the three months ended June 30, 2026, is comprised of interest expense and bank charges. Other income for the three months ended June 30, 2025 is comprised of bank charges.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended June 30, 2026, was comprised of general administrative expenses and interest expense. The loss from discontinued operations for the three months ended June 30, 2025 was comprised of a long-lived asset impairment, general and administrative expenses and interest expense and banking fees related to the Ohio Farm.

Comparison of the six months ended June 30, 2026, to the six months ended June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$—	$7	(7)	(100)%
General and administrative	1,421	2,356	(935)	(40)%
Operating loss	(1,421)	(2,363)	942	(40)%
Other (expense) income	(836)	2,001	(2,837)	(142)%
Loss from continuing operations	(2,257)	(362)	(1,895)	523%
Loss from discontinued operations	(574)	(2,610)	2,036	(78)%
Net loss	$(2,831)	$(2,972)	141	(5)%

Sales and Marketing Expenses

There were no sales and marketing expenses for the six months ended June 30, 2026, due to the sale of our Indiana Farm and Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026, were down from the corresponding period in 2025, primarily due to reductions in personnel costs, audit fees, legal fees, insurance fees, professional fees, state excise tax liabilities, share-based compensation costs, and Board compensation fees.

Other (Expense) Income

Other expense for the six months ended June 30, 2026, is comprised of interest expense and bank charges. Other income for the six months ended June 30, 2025 is comprised of the forgiveness of an outstanding loan and interest income, less interest expense and bank charges.

Loss from Discontinued Operations

The loss from discontinued operations for the six months ended June 30, 2026, was comprised of general administrative expenses and interest expense. The loss from discontinued operations for the six months ended June 30, 2025, was comprised of a long-lived asset impairment, general and administrative expenses and interest expense and banking fees related to the Ohio farm.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Six Months Ended June 30,		Dollar	%
	2026	2025	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(2,346)	$(3,910)	1,564	(40)%
Investing activities	—	4,632	(4,632)	(100)%
Financing activities	3,734	(232)	3,966	(1,709)%
Effect of exchange rate changes on cash	—	9	(9)	(100)%
Net change in cash	$1,388	$499	889	178%

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026, was primarily comprised of our $2.8 million net loss, which included $514 thousand in non-cash loan amortization costs, non-cash share-based compensation charges of $5 thousand and working capital uses of $33 thousand. Net cash used in operating activities during the six months ended June 30, 2025, was primarily comprised of our $3.0 million net loss, which included a $2.0 million non-cash gain on the forgiveness of an outstanding loan, non-cash share-based compensation charges of $57 thousand and an asset impairment charge of $1.2 million, and working capital uses of $206 thousand.

Spending decreased in the current period due to reductions in personnel and other general administrative costs, such as, audit fees, legal fees, insurance fees, state excise tax liabilities, share-based compensation costs, and Board compensation fees. Uses of cash from changes in working capital were due to decreases in accounts payable and accrued expenses and an increase in prepaid expenses and other assets.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, there were no investing activities, and during the six months ended June 30, 2025, we received $4.6 million from the sale of assets.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, we received $7.7 million in proceeds from the issuance of preferred stock, common stock and warrants and we made $4.0 million in debt repayment. During the six months ended June 30, 2025, we made $232 thousand in debt repayments.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of June 30, 2026, we had $1.9 million in cash balances. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

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

On April 7, 2026, we entered into securities exchange agreements in a private placement with the holders of our outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of our Series A Convertible preferred stock. The transaction also included the issuance of 27,386 shares of Series A Convertible preferred stock to a certain investor for gross proceeds of $500 thousand.

On June 25, 2026, we entered into securities purchase agreements with certain purchasers, pursuant to which we issued and sold 109,223 shares of our Series B Convertible preferred stock for gross proceeds of $2.25 million.

We plan to continue to sell assets, or to issue equity or debt securities to increase our cash liquidity and fund our evolving strategic plan.

Until such time, if ever, as we can generate positive cash flows from operating activities, we may finance our cash needs through a combination of sales of assets, equity offerings, debt financings, government or other third-party funding, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of holders of our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

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

There have been no material changes to these estimates, or the policies related to them, during the six months ended June 30, 2026. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Results of Operations” in our 2025 Annual Report on Form 10-K.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of June 30, 2026 and December 31, 2025, we had nil and $3.5 million, respectively, in interest-bearing debt instruments for our continuing operations and we had $7.4 million in interest-bearing debt instruments for our discontinued operations at both June 30, 2026 and December 31, 2025.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2026 (the “Evaluation Date”), our management, with the participation of our Interim Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer & Chief Financial Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the period from incorporation to June 30, 2026, we have incurred cumulative net losses of approximately $391 million, and we expect to incur additional net losses in future periods. These losses were related to our personnel, research and development, production and marketing costs. As of June 30, 2026, we had $1.9 million in cash and cash equivalents.

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

The issuance of convertible preferred stock may adversely affect our liquidity, governance, and the rights of holders of our common stock.

On April 7, 2026, we issued shares of Series A Convertible Preferred Stock in a private placement, including in exchange for outstanding indebtedness. On June 25, 2026, we issued shares of Series B Convertible Preferred Stock in a private placement. Both series of preferred stock have rights senior to our Common Stock, including cumulative dividends, a senior liquidation preference, redemption rights in certain circumstances, and conversion rights into Common Stock. Dividends accrue cumulatively at a high rate and are payable only if declared by our Board of Directors out of legally available funds, and unpaid dividends continue to accrue, increasing our obligations and potentially exacerbating our liquidity constraints.

The conversion of the Series A Convertible Preferred Stock or Series B Preferred Stock could result in significant dilution to holders of our Common Stock and may adversely affect the trading price of shares of our Common Stock. In addition, both series of preferred stock include protective provisions requiring preferred stockholder approval for certain corporate actions, which may limit our operational and financing flexibility. In a liquidation, insolvency, or change of control, holders of shares of Common Stock may receive little or no value after satisfaction of creditor claims and the preferred stock liquidation preference.

Our expansion of the strategic review to include power infrastructure and energy development opportunities may not result in any transaction, and any such transaction or business would expose us to significant execution, regulatory, and financing risks.

We have historically operated as an aquaculture company and have no operating history in the power generation, energy development, or digital infrastructure sectors. In July 2026, we expanded our strategic review of the Pioneer, Ohio property to evaluate opportunities that may include a sale, lease, joint development arrangement, or other transactions involving power infrastructure, energy development, or related uses. There can be no assurance that this process will result in any transaction, or that any transaction, if pursued, will be completed on favorable terms or at all. The process may require significant management attention and could divert resources from other efforts to preserve and maximize stockholder value.

Any redevelopment or repurposing of the Pioneer site would be subject to significant risks, including market conditions, financing availability, and the ability to obtain required governmental approvals, permits, interconnection rights, and other regulatory authorizations. We also currently lack the capital necessary to pursue large-scale infrastructure or energy projects and may be unable to raise additional funds on acceptable terms, if at all. If the strategic review does not result in a completed transaction, or if any transaction or new business initiative is delayed, more costly than expected, or fails to generate anticipated value, our business, financial condition, results of operations, prospects, and stock price could be materially adversely affected.

We may not be able to maintain our listing on Nasdaq, which could limit investors’ ability or willingness to make transactions in our securities and subject us to additional trading restrictions.

Even though our common stock is traded on Nasdaq, we cannot assure you that we will be able to comply with standards necessary to maintain such listing, which may result in our common stock being delisted from Nasdaq. If our common stock were no longer listed on Nasdaq, investors would experience impaired liquidity for our common stock, not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. For example, investors might only be able to trade on one of the over-the-counter markets. In addition, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; a limited amount of news and analyst coverage for us; and a decreased ability to issue additional securities or obtain additional financing in the future.

Nasdaq has adopted Listing Rules 5450(a)(3) and 5550(a)(6), which would require issuers to maintain a minimum Market Value of Listed Securities ("MVLS") of at least $5 million (the "MVLS Requirement"). On July 22, 2026, the staff of the Securities and Exchange Commission's Division of Trading and Markets, acting pursuant to delegated authority, approved the Nasdaq rule change. Under the rule as approved, an issuer whose MVLS remains below $5 million for 30 consecutive business days would be subject to immediate suspension and delisting without a cure or compliance period, and a request for review by a Nasdaq Hearings Panel would not stay the suspension of trading.

However, on July 29, 2026, the Securities and Exchange Commission received notices of intention to petition for review of the delegated action and, pursuant to Rule 431(e) of the Commission's Rules of Practice, the July 22, 2026 approval order was automatically stayed pending review by the full Commission. As a result, the MVLS Requirement and the related immediate suspension and delisting provisions are not currently in effect and will remain stayed unless and until the Commission orders otherwise. The Commission may ultimately affirm, modify or set aside the delegated action, and there can be no assurance as to the outcome or timing of the Commission's review or whether the MVLS Requirement will take effect in its current form, a modified form or at all.

As of August 4, 2026, the market value of our listed securities was less than $5 million. If the MVLS Requirement becomes effective and we are unable to maintain compliance with that requirement or other applicable Nasdaq continued listing standards, we could become subject to suspension of trading and delisting from Nasdaq.

We have also experienced periods of negative stockholders’ equity, as reflected in our financial statements included in this Quarterly Report on Form 10-Q, and any failure to maintain positive stockholders’ equity could further increase the risk that our common stock fails to meet Nasdaq’s continued listing standards, which could result in our suspension and delisting from Nasdaq.

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

There can be no assurance that we will be able to maintain compliance with the Nasdaq minimum bid price requirement, the MVLS Requirement, or any other applicable Nasdaq continued listing standards. Any failure to comply with Nasdaq listing rules could lead to the delisting of our common stock from Nasdaq and our common stock trading, if at all, only on the over-the-counter markets, which would likely have less liquidity and more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of our common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock would likely be significantly adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*

Certificate of Designations of Series A Convertible Preferred Stock of AquaBounty Technologies, Inc., as corrected by the Certificate of Correction dated April 16, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A, filed on April 17, 2026).

3.2*	Certificate of Designations of Series B Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2026).
10.1*	Form of Securities Exchange Agreement dated April 7, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2026).
10.2*	Form of Preferred Stock Purchase Agreement dated April 7, 2026 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2026).
10.3*

Placement Agency Agreement, dated April 7, 2026, between the Company and Univest Securities, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on April 8, 2026).

10.4*	Form of Preferred Stock Purchase Agreement dated June 25, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2026).
10.5*

Placement Agency Agreement, dated June 25, 2026, between the Company and Univest Securities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2026).

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

*Incorporated herein by reference as indicated.

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

AQUABOUNTY TECHNOLOGIES, INC.

August 6, 2026	/s/ David A. Frank
David A. Frank
Interim Chief Executive Officer, Chief Financial Officer and Treasurer (principal executive, financial and accounting officer and duly authorized officer)