Form 10-Q
period 2026-09-30
AQUABOUNTY TECHNOLOGIES INC
filed 2026-11-06
CIK 1603978

w

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes  ☐    No ☒

At November 5, 2026, the registrant had 13,291,953 shares of common stock, par value $0.001 per share (“Common Shares”) outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AquaBounty Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$122,255	$501,295
Prepaid expenses and other current assets	220,492	266,862
Current assets held for sale	9,585,295	9,552,454
Total current assets	9,928,042	10,320,611

Right of use assets, net	—	22,982
Total assets	$9,928,042	$10,343,593

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$868,974	$337,038
Accrued employee compensation	920,240	912,103
Other current liabilities	—	22,982
Current liabilities held for sale	1,313,247	7,476,254
Total current liabilities	3,102,461	8,748,377

Non-current liabilities held for sale	5,831,413	—
Long-term debt	—	3,486,141
Total liabilities	8,933,874	12,234,518

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 372,976 and nil
shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3,730	—
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,214,910 and 3,877,695 shares issued and outstanding at September 30, 2026
and December 31, 2025, respectively	5,215	3,878
Additional paid-in capital	393,573,669	386,368,222
Accumulated deficit	(392,588,446)	(388,263,025)
Total stockholders' equity (deficit)	994,168	(1,890,925)

Total liabilities and stockholders' equity (deficit)	$9,928,042	$10,343,593

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Costs and expenses
Sales and marketing	$—	$—	—	6,613
General and administrative	1,171,534	737,480	2,592,358	3,093,388
Total costs and expenses	1,171,534	737,480	2,592,358	3,100,001

Operating loss	(1,171,534)	(737,480)	(2,592,358)	(3,100,001)

Other (expense) income
Interest expense	—	—	(829,476)	—
Loan forgiveness	—	—	—	2,008,046
Other expense, net	(3,072)	(3,671)	(10,038)	(11,084)
Total other (expense) income	(3,072)	(3,671)	(839,514)	1,996,962

Loss from continuing operations	(1,174,606)	(741,151)	(3,431,872)	(1,103,039)

Loss from discontinued operations	(319,778)	(639,622)	(893,549)	(3,249,636)

Net loss	$(1,494,384)	$(1,380,773)	$(4,325,421)	$(4,352,675)

Other comprehensive income
Foreign currency translation gain	—	—	—	688,229

Comprehensive loss	$(1,494,384)	$(1,380,773)	$(4,325,421)	$(3,664,446)

Basic and diluted net loss per share
from continuing operations	$(0.23)	$(0.19)	$(0.69)	$(0.28)
from discontinued operations	(0.06)	(0.17)	(0.18)	(0.84)
Total basic and diluted net loss per share	$(0.29)	$(0.36)	$(0.87)	$(1.12)

Weighted average number of common shares
- basic and diluted	5,185,818	3,877,695	4,970,332	3,872,456

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred stock issued and outstanding	Par value	Common stock issued and outstanding		Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2024	—	$—		3,865,778	$3,866	$386,297,611	$(688,229)	$(369,772,538)	$15,840,710
Net income								401,135	401,135
Other comprehensive income							688,229		688,229
Share-based compensation				3,583	3	40,158			40,161
Balance at March 31, 2025	—	$—		3,869,361	$3,869	$386,337,769	$—	$(369,371,403)	$16,970,235
Net loss								(3,373,037)	(3,373,037)
Share-based compensation				8,334	9	16,718			16,727
Balance at June 30, 2025	—	$—		3,877,695	$3,878	$386,354,487	$—	$(372,744,440)	$13,613,925
Net loss								(1,380,773)	(1,380,773)
Share-based compensation				—	—	7,051			7,051
Balance at September 30, 2025	—		$—	3,877,695	$3,878	$386,361,538	$—	$(374,125,213)	$12,240,203

	Preferred stock issued and outstanding	Par value	Common stock issued and outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2025	—	$—	3,877,695	$3,878	$386,368,222	$—	$(388,263,025)	$(1,890,925)
Net loss							(1,200,070)	(1,200,070)
Issuance of common stock and warrants			1,269,509	1,269	958,281			959,550
Share-based compensation					5,014			5,014
Balance at March 31, 2026	—	$—	5,147,204	$5,147	$387,331,517	$—	$(389,463,095)	$(2,126,431)
Net loss							(1,630,967)	(1,630,967)
Issuance of preferred stock	372,976	3,730			6,770,244			6,773,974
Dividends on preferred stock					(205,033)			(205,033)
Balance at June 30, 2026	372,976	$3,730	5,147,204	$5,147	$393,896,728	$—	$(391,094,062)	$2,811,543
Net loss							(1,494,384)	(1,494,384)
Exercise of warrants			67,706	68	(68)			—
Costs of preferred stock issuance					(2,426)			(2,426)
Dividends on preferred stock					(320,565)			(320,565)
Balance at September 30, 2026	372,976	$3,730	5,214,910	$5,215	$393,573,669	$—	$(392,588,446)	$994,168

See accompanying notes to these condensed consolidated financial statements.

AquaBounty Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(4,325,421)	$(4,352,675)
Adjustment to reconcile net loss to net cash used in
operating activities:
Share-based compensation	5,014	63,939
Long-lived asset impairment	—	1,287,413
Loan forgiveness	—	(2,008,046)
Other non-cash items	513,859	(100,182)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	36,512	(344,671)
Accounts payable and accrued liabilities	(44,651)	(44,144)
Accrued employee compensation	8,137	(63,021)
Net cash used in operating activities	(3,806,550)	(5,561,387)

Investing activities
Proceeds from asset sales	—	7,105,884
Net cash provided by investing activities	—	7,105,884

Financing activities
Repayment of term debt	(303,588)	(832,194)
Proceeds from issuance of common stock and warrants, net	959,550	—
Proceeds from issuance of preferred stock, net	2,771,548	—
Net cash provided by (used in) financing activities	3,427,510	(832,194)

Effect of exchange rate changes on cash and cash equivalents	—	8,769
Net change in cash	(379,040)	721,072
Cash at beginning of period	501,295	230,362
Cash at end of period	$122,255	$951,434

Supplemental disclosure of cash flow information and non-cash transactions:
Interest paid in cash from discontinued operations	$438,731	$16,903
Non-cash conversion of notes and accrued interest to preferred stock	$4,315,616	$—
Non-cash conversion of accounts payable to current debt	$—	$7,386,235
Property and equipment included in accounts payable and accrued liabilities	$—	$2,565,881

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

The Company has historically pursued a growth strategy that included the construction of large-scale recirculating aquaculture system (“RAS”) farms for producing its genetically engineered Atlantic salmon (“GE Atlantic salmon”). The Company had commenced construction of a 10,000 metric ton farm in Pioneer, Ohio (“Ohio Farm Project”), but paused the construction in June 2023, as the cost estimate to complete the farm continued to substantially increase due to inflation and other factors. Further, these cost increases impaired the Company’s ability to pursue municipal bond financing, which was a necessary component of its funding strategy. The Company subsequently engaged an investment bank to pursue a range of funding and strategic alternatives and to assist management in the prioritization of the Company’s core assets. These efforts resulted in the sale of the Company’s grow-out farm in Indiana (“Indiana Farm”) in July 2024, recurring sales throughout 2024 and 2025 of selected equipment originally intended for the Ohio Farm Project (“Ohio Equipment Assets”), and the sale of the Company’s Canadian subsidiary, including the broodstock farms owned by the Canadian subsidiary in Prince Edward Island, Canada (“Canadian Farms”) and its intellectual property for GE Atlantic salmon, along with trademarks and patents (“Corporate IP”) in March 2025. After completion of these transactions, the Company’s primary remaining asset as of September 30, 2026 is its investment in the Ohio Farm Project, consisting of the remaining Ohio Equipment Assets and the land and construction in process (“Ohio Farm Site”). The Company continues to work with its investment bank to identify the optimal path forward for realizing the potential of this asset.

2. Going Concern Uncertainty

Since inception, the Company has incurred cumulative net losses of $393 million and expects that this will continue for the foreseeable future. As of September 30, 2026, the Company had $122 thousand in cash on its condensed consolidated balance sheet.

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

On February 11, 2026, the Company completed an equity transaction with certain investors, pursuant to which the Company sold an aggregate of 1,269,509 shares of its common stock, par value $0.001 (“Common Stock”) and pre-funded warrants to purchase an aggregate of 67,706 shares of Common Stock for gross proceeds of $1.15 million. The prefunded warrants were exercised during August, 2026.

On April 7, 2026, the Company entered into securities exchange agreements in a private placement with the holders of the Company’s outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of the Company’s Series A Convertible preferred stock, par value $0.01 per share (“Series A PS”). The transaction also included the issuance of 27,386 shares of Series A PS to a certain investor for gross proceeds of $500 thousand. The Series A PS issued in the transaction were convertible into up to 5,275,060 shares of the Company’s Common Stock at the option of the holders.

On June 25, 2026, the Company entered into securities purchase agreements with certain purchasers, pursuant to which the Company issued and sold 109,223 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share

(“Series B PS”) for gross proceeds of $2.25 million. The Series B PS were convertible into up to 2,184,460 shares of the Company’s Common Stock at the option of the holders.

On October 7, 2026, the Company entered into conversion agreements with the holders of the Company’s Series A PS and Series B PS. On October 23, 2026, the Securities and Exchange Commission declared the resale registration statement covering the resale of the conversion shares effective, and all outstanding shares of Series A PS and Series B PS, along with all accrued and unpaid dividends through October 15, 2026, automatically converted into shares of the Company’s Common Stock (see Notes 8 and 12).

3. Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of AquaBounty Technologies, Inc. and its wholly owned direct subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) consistent with those applied in, and should be read in conjunction with, the Company’s audited financial statements and related notes for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2026, results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, as allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

The following table contains the Company’s potentially dilutive securities:

	Three Months Ended September 30,
Weighted Average Outstanding	2026	2025
Stock options	37,594	45,894
Prefunded warrants	29,069	—
Convertible preferred stock	7,459,520	—
Unvested stock awards	—	—

	Nine Months Ended September 30,
Weighted Average Outstanding	2026	2025
Stock options	37,715	51,198
Prefunded warrants	44,269	—
Convertible preferred stock	4,204,259	—
Unvested stock awards	—	5,330

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

5. Discontinued Operations and Assets Held for Sale

During 2024 and 2025, the Company sold its Indiana Farm, began selling certain Ohio Equipment Assets that had been purchased for the Company’s Ohio Farm Project, announced the winddown of its Canadian fish rearing operations, and sold its Canadian Farms. These decisions by the Company represented a strategic shift that has had a major effect on the Company’s operations and financial results. Additionally, the Company began working with its investment bank to identify the optimal path forward for realizing the potential of its remaining assets, including the possible sale of the Ohio Farm Project. Consequently, the Company determined that the actions and decisions that occurred constituted a triggering event for revaluing these assets and has included each of these farms in discontinued operations in the condensed consolidated financial statements for the periods presented (see Note 12).

Provided below are the major areas of the financial statements that constitute discontinued operations.

	September 30,	December 31,
	2026	2025
Assets
Prepaid and other current assets	$65,295	$32,454
Property, plant and equipment	9,520,000	9,520,000
Total assets held for sale	$9,585,295	$9,552,454
Liabilities
Accounts payable and accrued expenses	$62,013	$90,019
Current debt	1,251,234	7,386,235
Non-current debt	5,831,413	—
Total Liabilities held for sale	$7,144,660	$7,476,254

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Long-lived asset impairment	$—	$1,287,413
Changes in working capital	(60,847)	607,254
Cash flows from investing activities
Proceeds from asset sales	—	4,993,688
Cash flows from financing activities
Repayment of term debt	(303,588)	(32,194)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Costs and expenses
General and administrative	174,068	571,075	$454,818	$1,720,685
Long-lived impairment, net	—	68,547	—	1,287,413
Operating income (loss)	(174,068)	(639,622)	(454,818)	(3,008,098)
Other expense	(145,710)	—	(438,731)	(241,538)
Loss from discontinued operations	$(319,778)	$(639,622)	$(893,549)	$(3,249,636)

6. Prepaid and Other Current Assets

Major classifications of prepaid and other current assets are summarized as follows:

	September 30, 2026	December 31, 2025
Prepaid insurance	$173,439	$172,032
Prepaid Other	47,053	94,830
Total prepaid expenses and other current assets	$220,492	$266,862

7. Debt

	Interest rate	Monthly repayment	Maturity date	September 30, 2026	December 31, 2025
Senior Notes	18%	—	Apr 2027	$—	$4,124,000
less: loan origination costs				—	(637,859)
less: current portion				—	—
Long-term debt, net				$—	$3,486,141

Senior Notes

On October 28, 2025, the Company entered into Note Purchase Agreements with certain investors providing for the issuance and sale of senior notes (“Senior Notes”) in an aggregate principal amount of $4.0 million in a private placement transaction. The Senior Notes were unsecured, nonconvertible, bore interest at 18% per annum, and were scheduled to mature 18 months from closing.

On April 7, 2026, the Company entered into securities exchange agreements in a private placement with the holders of the Company’s outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of the Company’s Series A PS. On October 7, 2026, all holders of Series A PS agreed to convert their shareholdings, along with accrued and unpaid dividends through October 15, 2026 into shares of the Company’s Common Stock (see Note 8).

The Company recognized interest expense of $829 thousand and $0 for the nine months ended September 30, 2026 and 2025, respectively, on its interest-bearing debt.

8. Stockholders’ Equity

The Company’s stockholders have authorized 80 million shares of stock, of which 5 million are authorized as preferred stock and 75 million as common stock.

Recent Issuances of Preferred Stock, Common Stock, and Warrants

On February 11, 2026, the Company completed an equity transaction with certain investors, pursuant to which the Company sold an aggregate of 1,269,509 shares of its Common Stock and pre-funded warrants to purchase an aggregate of 67,706 shares of Common Stock for gross proceeds of $1.15 million. The warrants were converted to Common Stock during August 2026.

On April 7, 2026, the Company entered into securities exchange agreements in a private placement with the holders of the Company’s outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of the Company’s Series A PS. The transaction also included the issuance of 27,386 shares of Series A PS to a certain investor for gross proceeds of $500 thousand. The Series A PS issued in the transaction were convertible into shares of the Company’s Common Stock at the option of the holders.

On June 25, 2026, the Company entered into securities purchase agreements with certain purchasers, pursuant to which the Company issued and sold 109,223 shares of the Company’s Series B PS for gross proceeds of $2.25 million. The Series B PS were convertible into shares of the Company’s Common Stock, at the option of the holders.

Preferred Stock

There are a total of 5,000,000 shares of preferred stock authorized, with 400,000 shares designated as Series A PS and 200,000 shares designated as Series B PS. The shares of both series of preferred stock rank senior to the Company’s Common Stock and have the additional characteristics set below.

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

At September 30, 2026, the Company’s outstanding preferred stock consisted of the following:

	Shares Authorized	Shares Outstanding	Conversion Price	Common Stock Equivalent	Liquidation Value	Accrued Dividends
Series A Preferred Stock	400,000	263,753	$0.9129	5,275,060	$4,815,616	$417,969
Series B Preferred Stock	200,000	109,223	$1.0300	2,184,460	$2,250,000	$107,630
Total at September 30, 2026	600,000	372,976		7,459,520	$7,065,616	$525,599

On October 7, 2026, the Company entered into conversion agreements with the holders of the Company’s Series A PS and Series B PS (the “Conversion Agreements”), pursuant to which all outstanding shares of Series A PS and Series B PS would automatically convert into shares of the Company’s Common Stock, on the earlier of (i) the date on which a resale registration statement was declared effective by the Securities and Exchange Commission and (ii) October 30, 2026 (the “Conversion Date”). Pursuant to the Conversion Agreements, the number of shares of Common Stock issuable upon conversion was calculated in accordance with the applicable Certificate of Designations by multiplying the number of shares of preferred stock by the applicable liquidation value ($18.2580 per share of Series A PS and $20.60 per share of Series B PS), adding all accrued and accumulated and unpaid dividends on such shares through October 15, 2026, and dividing the result by the applicable conversion price ($0.9129 per share for the Series A PS and $1.03 per share for the Series B PS). The holders waived any dividends accruing after October 15, 2026. On October 23, 2026, the Securities and Exchange Commission declared the resale registration statement effective and all outstanding shares of Series A PS and Series B PS automatically converted. Upon conversion, the Company issued an aggregate of 5,771,929 shares of Common Stock to the holders of the Series A PS and 2,305,114 shares of Common Stock to the holders of the Series B PS, for a total of 8,077,043 shares of Common Stock. Upon conversion, the shares of preferred stock were cancelled and retired and ceased to be outstanding, and the holders have no further rights with respect to the preferred stock.

Share-based compensation

At September 30, 2026, the Company has reserved 37,594 and 0 shares of Common Stock issuable upon the exercise of outstanding stock options and unvested stock awards, respectively, under its 2016 Equity Incentive Plan. No shares of Common Stock are reserved for future equity awards under the 2016 Equity Incentive Plan.

Unvested Stock Awards

During the nine months ended September 30, 2026 and 2025, the Company expensed $0 and $33 thousand, respectively, related to the stock awards.

Stock options

The Company’s option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2025	38,919	$42.95
Expired	(1,325)	83.08
Outstanding at September 30, 2026	37,594	$41.53
Exercisable at September 30, 2026	37,594	$41.53

Unless otherwise indicated, options issued to employees, members of the Board, and non-employees generally vest over a period of one year to three years and are exercisable for a term of 10 years from the date of issuance. There were no stock options granted during the nine months ended September 30, 2026.

There was no intrinsic value for options outstanding or exercisable at September 30, 2026 and December 31, 2025.

The following table summarizes information about options outstanding and exercisable at September 30, 2026:

Weighted average exercise price of outstanding options	Number of options outstanding	Weighted average remaining estimated life (in years)	Number of options exercisable
< $10.00	13,673	6.7	13,673
$20.00 - $50.00	21,440	3.0	21,440
$100.00 - $200.00	931	4.4	931
$200.00 - $300.00	1,550	0.6	1,550
	37,594		37,594

Total share-based compensation on stock-option grants amounted to $5 thousand and $30 thousand for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the balance of unearned share-based compensation to be expensed in future periods related to unvested share-based awards was $0.

9. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company has received a demand repayment notice from JobsOhio for $1.0 million related to a grant received in 2021. The demand notice is under review by the Company and has not been accrued in the condensed consolidated financial statements.

The Company is subject to legal proceedings and claims arising in the normal course of business. Management believes that final disposition of any such matters, other than the JobsOhio matter described below and in Part II, Item 1, Legal Proceedings, existing at September 30, 2026, will not have a material adverse effect on the Company’s financial position or results of operations.

In August 2021, AquaBounty Farms Ohio LLC, a subsidiary of the Company, entered into a grant agreement with JobsOhio and received a $1.0 million economic development grant in connection with the Ohio Farm Project. On September 21, 2026, JobsOhio notified the Company that its sale of equipment and consideration of acquisition offers for the Ohio Farm Project property constituted a breach of the grant agreement and demanded repayment of the full $1.0 million of grant funds. The Company responded to JobsOhio on October 6, 2026 and provided additional information. On October 23, 2026, JobsOhio informed the Company that it had decided to uphold its demand for repayment of the full $1.0 million and requested payment by November 22, 2026. The Company is evaluating its response, which may include discussing repayment options with JobsOhio, although there can be no assurance that JobsOhio will agree to any payment schedule or other accommodation.

Lease commitments

The Company’s lease right of use assets and obligations as of September 30, 2026 and 2025 were $0 and $30 thousand, respectively and there was nil years remaining on its lease commitment. Operating lease expenses for the nine months ended September 30, 2026 and 2025 were $25 thousand and $24 thousand, respectively.

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

11. Income Taxes

The Company reported a net loss for the nine months ended September 30, 2026, and is forecasting losses through the remainder of the year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. Therefore, no federal or state income taxes are expected and none have been recorded at this time. Income taxes have been accounted for using the liability method.

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

As of September 30, 2026, the Company had no unrecognized income tax benefits that would reduce the Company’s effective tax rate if recognized.

12. Subsequent Events

On October 7, 2026, the Company entered into conversion agreements with the holders of the Company’s Series A PS and Series B PS (the “Conversion Agreements”), pursuant to which all outstanding shares of Series A PS and Series B PS would automatically convert into shares of the Company’s Common Stock, on the earlier of (i) the date on which a resale registration statement was declared effective by the Securities and Exchange Commission and (ii) October 30, 2026 (the “Conversion Date”). Pursuant to the Conversion Agreements, the number of shares of Common Stock issuable upon conversion was calculated in accordance with the applicable Certificate of Designations by multiplying the number of shares of preferred stock by the applicable liquidation value ($18.2580 per share of Series A PS and $20.60 per share of Series B PS), adding all accrued and accumulated and unpaid dividends on such shares through October 15, 2026, and dividing the result by the applicable conversion price ($0.9129 per share for the Series A PS and $1.03 per share for the Series B PS). The holders waived any dividends accruing after October 15, 2026. On October 23, 2026, the Securities and Exchange Commission declared the resale registration statement effective, and all outstanding shares of Series A PS and Series B PS automatically converted into shares of the Company’s Common Stock. Upon conversion, the Company issued an aggregate of 5,771,929 shares of Common Stock to the holders of the Series A PS and 2,305,114 shares of Common Stock to the holders of the Series B PS, for a total of 8,077,043 shares of Common Stock. Upon conversion, the shares of preferred stock were cancelled and retired and ceased to be outstanding, and the holders have no further rights with respect to the preferred stock. Following the conversion, no shares of preferred stock remained outstanding and there were 13,291,953 shares of Common Stock outstanding as of October 23, 2026 (see Note 8).

October 29, 2026, the Company issued a promissory note to Commas International LLC, an affiliate of Univest Securities, LLC, under which the lender may make advances to the Company from time to time in an aggregate principal amount of up to $1.0 million. As of November 2, 2026, the Company had received advances totaling $500 thousand under the note. The initial advance bears interest at

9% per annum and is due on October 29, 2028. The note is unsecured, is not convertible into equity securities of the Company, and no warrants or other equity securities were issued to the lender in connection with the note. The Company intends to use advances under the note for working capital and to meet its short-term liquidity needs.

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

Discontinued Operations

As noted above, we sold our Indiana Farm in July 2024, our Canadian Farms in March 2025, and in 2024 and 2025 we sold Ohio Equipment Assets to generate liquidity. In conjunction with the work that our investment bank has done to help us realize the value of our Ohio Farm Project, we determined these actions to be a triggering event for revaluing these assets and we designated the Ohio Farm Project as a discontinued operation, along with the Indiana Farm and the Canadian Farms in our condensed consolidated financial statements for the periods included in this Form 10-Q (see Note 5 to our condensed consolidated financial statements for additional information).

Financial Overview

With the exit from our fish rearing operations, we have significantly reduced our headcount and on-going operating costs. We maintain a small core group of corporate individuals to oversee our strategic options, our asset sale transactions and our books and records. As of September 30, 2026, we had an accumulated deficit of $393 million and $122 thousand in cash on our condensed consolidated balance sheet. We require new funding to provide liquidity for working capital and to fund our evolving strategic plan. Consequently, our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all.

On February 11, 2026, we completed an equity transaction with certain investors, pursuant to which we sold an aggregate of 1,269,509 shares of our Common Stock and pre-funded warrants to purchase an aggregate of 67,706 shares of Common Stock for gross proceeds of $1.15 million. The warrants were converted to Common Stock during August 2026.

On April 7, 2026, we entered into securities exchange agreements in a private placement with the holders of our outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of our Series A PS. The transaction also included the issuance of 27,386 shares of Series A PS to a certain investor for gross proceeds of $500 thousand. The Series A PS issued in the transaction were convertible into shares of our Common Stock at the option of the holders

On June 25, 2026, we entered into securities purchase agreements with certain purchasers, pursuant to which we issued and sold 109,223 shares of our Series B PS for gross proceeds of $2.25 million. The Series B PS were convertible into shares of our Common Stock at the option of the holders.

On October 7, 2026, we entered into conversion agreements with the holders of our Series A PS and Series B PS (the “Conversion Agreements”), pursuant to which all outstanding shares of Series A PS and Series B PS would automatically convert into shares of our Common Stock, on the earlier of (i) the date on which a resale registration statement was declared effective by the Securities and Exchange Commission and (ii) October 30, 2026 (the “Conversion Date”). Pursuant to the Conversion Agreements, the number of shares of Common Stock issuable upon conversion was calculated in accordance with the applicable Certificate of Designations. The holders waived any dividends accruing after October 15, 2026. On October 23, 2026, the Securities and Exchange Commission declared the resale registration statement effective, and all outstanding shares of Series A PS and Series B PS automatically converted into shares of our Common Stock. Upon conversion, we issued an aggregate of 5,771,929 shares of Common Stock to the holders of the Series A PS and 2,305,114 shares of Common Stock to the holders of the Series B PS, for a total of 8,077,043 shares of Common Stock. Upon conversion, the shares of preferred stock were cancelled and retired and ceased to be outstanding, and the holders have no further rights with respect to the preferred stock.

On October 29, 2026, we issued a promissory note to Commas International LLC (the “Lender”), an affiliate of Univest Securities, LLC, under which the Lender may make advances to us from time to time in an aggregate principal amount of up to $1.0 million. As of the date of this filing, we have received advances totaling $500 thousand under the promissory note.

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

Results of Operations

Comparison of the three months ended September 30, 2026, to the three months ended September 30, 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Three Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$—	$—	—	—%
General and administrative	1,172	737	435	59%
Operating loss	(1,172)	(737)	(435)	59%
Other expense	(3)	(4)	1	(25)%
Loss from continuing operations	(1,175)	(741)	(434)	59%
Loss from discontinued operations	(320)	(640)	320	(50)%
Net loss	$(1,495)	$(1,381)	(114)	8%

Sales and Marketing Expenses

There were no sales and marketing expenses for the three months ended September 30, 2026 or 2025, due to the sale of our Indiana Farm and Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026, were up from the corresponding period in 2025, primarily due to increases in professional fees, state excise tax liabilities and legal fees, offset by reductions in personnel costs, insurance fees, share-based compensation costs, and Board compensation fees.

Other (Expense) Income

Other expense for the three months ended September 30, 2026 and 2025, is comprised of bank charges.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended September 30, 2026, was comprised of general administrative expenses and interest expense. The loss from discontinued operations for the three months ended September 30, 2025 was comprised of a long-lived asset impairment, general and administrative expenses and interest expense and banking fees related to the Ohio Farm.

Comparison of the nine months ended September 30, 2026, to the nine months ended September 30, 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage (all dollar amounts in thousands):

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
	(unaudited)
Costs and expenses
Sales and marketing	$—	$7	(7)	(100)%
General and administrative	2,592	3,093	(501)	(16)%
Operating loss	(2,592)	(3,100)	508	(16)%
Other (expense) income	(840)	1,997	(2,837)	(142)%
Loss from continuing operations	(3,432)	(1,103)	(2,329)	211%
Loss from discontinued operations	(894)	(3,250)	2,356	(72)%
Net loss	$(4,326)	$(4,353)	27	(1)%

Sales and Marketing Expenses

There were no sales and marketing expenses for the nine months ended September 30, 2026, due to the sale of our Indiana Farm and Canadian Farms.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026, were down from the corresponding period in 2025, primarily due to reductions in personnel costs, audit fees, legal fees, insurance fees, state excise tax liabilities, share-based compensation costs, and Board compensation fees, offset by increases in professional fees.

Other (Expense) Income

Other expense for the nine months ended September 30, 2026, is comprised of interest expense and bank charges. Other income for the nine months ended September 30, 2025 is comprised of the forgiveness of an outstanding loan and interest income, less interest expense and bank charges.

Loss from Discontinued Operations

The loss from discontinued operations for the nine months ended September 30, 2026, was comprised of general administrative expenses and interest expense. The loss from discontinued operations for the nine months ended September 30, 2025, was comprised of a long-lived asset impairment, general and administrative expenses and interest expense and banking fees related to the Ohio farm.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Nine Months Ended September 30,		Dollar	%
	2026	2025	Change	Change
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(3,807)	$(5,561)	1,754	(32)%
Investing activities	—	7,106	(7,106)	(100)%
Financing activities	3,428	(832)	4,260	(512)%
Effect of exchange rate changes on cash	—	8	(8)	(100)%
Net change in cash	$(379)	$721	(1,100)	(153)%

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026, was primarily comprised of our $4.3 million net loss, which included $514 thousand in non-cash loan amortization costs, non-cash share-based compensation charges of $5 thousand and working capital uses of $2 thousand. Net cash used in operating activities during the nine months ended September 30, 2025, was primarily comprised of our $4.4 million net loss, which included $2.1 million in non-cash gains, and working capital uses of $452 thousand, partially offset by non-cash share-based compensation charges of $64 thousand and an asset impairment charge of $1.3 million.

Spending decreased in the current period due to reductions in personnel and other general administrative costs, such as, audit fees, legal fees, insurance fees, state excise tax liabilities, share-based compensation costs, and Board compensation fees. Uses of cash from changes in working capital were due to decreases in accounts payable and accrued expenses and prepaid expenses and other assets.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, there were no investing activities, and during the nine months ended September 30, 2025, we received $7.1 million from the sale of assets.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, we received $3.7 million in net proceeds from the issuance of preferred stock, common stock and warrants. During the nine months ended September 30, 2025, we made $832 thousand in debt repayments.

Future Capital Requirements

Since inception, we have incurred cumulative net losses and negative cash flows from operating activities, and we expect this to continue for the foreseeable future. As of September 30, 2026, we had $122 thousand in cash balances. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on terms acceptable to us, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued.

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

On April 7, 2026, we entered into securities exchange agreements in a private placement with the holders of our outstanding Senior Notes, pursuant to which an aggregate of $4.0 million of principal and $316 thousand of accrued and unpaid interest was exchanged for an aggregate of 236,367 shares of our Series A PS. The transaction also included the issuance of 27,386 shares of Series A PS to a certain investor for gross proceeds of $500 thousand.

On June 25, 2026, we entered into securities purchase agreements with certain purchasers, pursuant to which we issued and sold 109,223 shares of our Series B PS for gross proceeds of $2.25 million.

On October 29, 2026, we issued a promissory note to Commas International LLC, an affiliate of Univest Securities, LLC, under which the lender may make advances to us from time to time in an aggregate principal amount of up to $1.0 million. As of November 2, 2026, we had received advances totaling $500 thousand under the note. The initial advance bears interest at 9% per annum and is due on October 29, 2028. The note is unsecured, is not convertible into equity securities of the Company, and no warrants or other equity securities were issued to the lender in connection with the note. We intend to use advances under the note for working capital and to meet our short-term liquidity needs.

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

In addition, JobsOhio has demanded repayment of a $1.0 million economic development grant and requested payment by November 22, 2026. We are evaluating our response, which may include discussing repayment options with JobsOhio, although there can be no assurance that JobsOhio will agree to any payment schedule or other accommodation. Repayment of the grant would reduce our available cash resources and could adversely affect our liquidity, financial condition and ability to fund our operations and pursue our strategic review of the Ohio Farm Project.

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

There have been no material changes to these estimates, or the policies related to them, during the nine months ended September 30, 2026. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Results of Operations” in our 2025 Annual Report on Form 10-K.

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

Interest Rate Risk

Our primary exposure to market risk is interest rate risk associated with debt financing that we utilize from time to time to fund operations or specific projects. The interest on this debt is usually determined based on a fixed rate and is contractually set in advance. As of September 30, 2026 and December 31, 2025, we had nil and $3.5 million, respectively, in interest-bearing debt instruments for our continuing operations and we had $7.1 million and $7.4 million, respectively in interest-bearing debt instruments for our discontinued operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2026 (the “Evaluation Date”), our management, with the participation of our Interim Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Interim Chief Executive Officer & Chief Financial Officer has concluded based upon the evaluation described above that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2021, AquaBounty Farms Ohio LLC, a subsidiary of the Company, entered into a grant agreement with JobsOhio (the “Grant Agreement”) and received a $1.0 million economic development grant in connection with the Ohio Farm Project. Under the Grant Agreement, we committed to create 112 jobs with associated payroll of approximately $5.4 million and to make approximately $222.1 million in fixed asset investments by December 31, 2026, and to maintain those commitments through December 31, 2028. Construction of the Ohio Farm Project was paused in June 2023, we have been selling equipment assets and we have reduced our headcount to three employees. On September 21, 2026, JobsOhio notified us that our sale of equipment and consideration of acquisition offers for the Ohio Farm Project property constitute a breach of the Grant Agreement and demanded repayment of the full

$1.0 million of grant funds. We responded to JobsOhio on October 6, 2026 and provided additional information. On October 23, 2026, JobsOhio informed us that it had decided to uphold its demand for repayment of the full $1.0 million and requested payment by November 22, 2026. JobsOhio indicated that, absent payment, it may refer the matter for collection and pursue the remedies available under the Grant Agreement.

We are evaluating our response, which may include discussing repayment options with JobsOhio, although there can be no assurance that JobsOhio will agree to any payment schedule or other accommodation. Repayment of the grant would reduce our available cash resources and could adversely affect our liquidity, financial condition and ability to fund our operations and pursue our strategic review of the Ohio Farm Project. In addition, any collection or legal action by JobsOhio could result in additional costs and management distraction.

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

In the period from incorporation to September 30, 2026, we have incurred cumulative net losses of approximately $393 million, and we expect to incur additional net losses in future periods. These losses were related to our personnel, research and development, production and marketing costs. As of September 30, 2026, we had $122 thousand in cash and cash equivalents.

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

The expansion of our strategic review to include power infrastructure and energy development opportunities may not result in any transaction, and any such transaction or business would expose us to significant execution, regulatory, and financing risks.

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

As of November 4, 2026, the market value of our listed securities was greater than $5 million. If the MVLS Requirement becomes effective and we are unable to maintain compliance with that requirement or other applicable Nasdaq continued listing standards, we could become subject to suspension of trading and delisting from Nasdaq.

We have also experienced periods of negative stockholders’ equity, as reflected in our financial statements included in this Quarterly Report on Form 10-Q. Nasdaq's continued listing standards for the Nasdaq Capital Market require, among other things, stockholders' equity of at least $2.5 million, unless an alternative market value or net income standard is met. As of September 30, 2026, our stockholders' equity was approximately $1.0 million, which is below this requirement. Continued net losses, any repayment of or liability recorded for the JobsOhio grant, or further impairment of the Ohio Farm Project could further reduce our stockholders' equity, and any failure to maintain positive stockholders’ equity could further increase the risk that our common stock fails to meet Nasdaq’s continued listing standards, which could result in our suspension and delisting from Nasdaq.

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

JobsOhio has demanded that we repay a $1.0 million economic development grant.

In August 2021, AquaBounty Farms Ohio LLC, a subsidiary of the Company, entered into a grant agreement with JobsOhio (the “Grant Agreement”) and received a $1,000,000 economic development grant in connection with the Ohio Farm Project. Under the Grant Agreement, we committed to create 112 jobs with associated payroll of approximately $5.4 million and to make approximately $222.1 million in fixed asset investments by December 31, 2026, and to maintain those commitments through December 31, 2028.

Construction of the Ohio Farm Project was paused in June 2023, we have been selling equipment assets and we have reduced our headcount to three employees. On September 21, 2026, JobsOhio notified us that our sale of equipment and consideration of acquisition offers for the Ohio Farm Project property constitute a breach of the Grant Agreement and demanded repayment of the full $1,000,000 of grant funds. We responded to JobsOhio on October 6, 2026 and provided additional information. On October 23, 2026, JobsOhio informed us that it had decided to uphold its demand for repayment of the full $1,000,000 and requested payment by November 22, 2026. JobsOhio indicated that, absent payment, it may refer the matter for collection and pursue the remedies available under the Grant Agreement.

We are evaluating our response, which may include discussing repayment options with JobsOhio, although there can be no assurance that JobsOhio will agree to any payment schedule or other accommodation. Repayment of the grant would reduce our available cash resources and could adversely affect our liquidity, financial condition and ability to fund our operations and pursue our strategic review of the Ohio Farm Project. In addition, any collection or legal action by JobsOhio could result in additional costs and management distraction.

Changes in the political and regulatory environment could adversely affect the potential development or value of the Ohio Farm Site.

As part of our expanded strategic review, we may seek to sell, lease, jointly develop or otherwise utilize the Ohio Farm Site in Pioneer, Ohio for data center or related power infrastructure development. Data center development has been subject to increasing federal, state and local scrutiny, including with respect to zoning and land use, permitting, access to electrical power, water use, infrastructure requirements and related costs, and government authorities have considered or implemented moratoria and other restrictions on new data center development. Changes in the composition or policy priorities of federal, state or local governments following the 2026 midterm elections could result in new or more restrictive laws, regulations or policies affecting data center development, which could delay, limit or prevent development of our property, increase development costs, reduce demand from potential purchasers, tenants or development partners, or otherwise adversely affect the value of our property and our ability to realize the anticipated benefits of any potential data center development.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1*

Form of Series A Convertible Preferred Stock Conversion Agreement, dated October 7, 2026, by and between the Company and each holder of Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 8, 2026).

10.2*

Form of Series B Convertible Preferred Stock Conversion Agreement, dated October 7, 2026, by and between the Company and each holder of Series B Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 8, 2026).

10.3*

Promissory Note, dated October 29, 2026, issued by AquaBounty Technologies, Inc. to Commas International LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 2, 2026).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL instance document.
101.SCH	Inline XBRL taxonomy extension schema document.
101.CAL	Inline XBRL taxonomy extension calculation linkbase document.
101.LAB	Inline XBRL taxonomy label linkbase document.
101.PRE	Inline XBRL taxonomy extension presentation linkbase document.
101.DEF	Inline XBRL taxonomy extension definition linkbase document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

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

AQUABOUNTY TECHNOLOGIES, INC.

November 6, 2026	/s/ David A. Frank
David A. Frank
Interim Chief Executive Officer, Chief Financial Officer and Treasurer (principal executive, financial and accounting officer and duly authorized officer)